Form 10-K405
period 2000-03-31
DELANO TECHNOLOGY CORP
filed 2000-06-26
CIK 1100043

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------


                                    FORM 10-K

(x) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the fiscal year ended March 31, 2000; or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to _____________.

                          COMMISSION FILE NO. 333-94505

                          DELANO TECHNOLOGY CORPORATION
             (Exact name of Registrant as specified in its charter)

     ONTARIO, CANADA                                        98-0206122
(Province or other Jurisdiction of                      (I.R.S. Employer
   Incorporation or Organization)                      Identification No.)

                      ------------------------------------

             302 TOWN CENTRE BOULEVARD                         L3R 0E8
             MARKHAM, ONTARIO, CANADA                         (Zip code)
(Address of Registrant's principal executive offices)

Registrant's telephone number, including area code            905-947-2222

  Securities registered pursuant to Section 12(b)                NONE
                  of the Act:

  Securities registered pursuant to Section 12(g)     COMMON STOCK NO PAR VALUE
                  of the Act:                              (Title of Class)

                      ------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 16, 2000 as reported on the Nasdaq National Market, was approximately $265.7 million. Shares of Common Stock held by each officer and director and by certain persons who owned 5% or more of the Registrant's outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of Friday, June 16, 2000 Registrant had outstanding 29,974,958 shares of Common Stock.


================================================================================
                                                                               1

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================



                          DELANO TECHNOLOGY CORPORATION

                                TABLE OF CONTENTS

                           ANNUAL REPORT ON FORM 10-K
                          FOR YEAR ENDED MARCH 31, 2000


                                                                                  PAGE
                                                                                  ----
                                     PART I
Item 1     Business.............................................................    3
Item 2     Properties...........................................................   11
Item 3     Legal Proceedings....................................................   11
Item 4     Submission Of Matters To A Vote Of Security Holders..................   11

                                     PART II

Item 5     Market For Registrant's Common Equity And Related Stockholder
           Matters..............................................................   11
Item 6     Selected Consolidated Financial Data.................................   15
Item 7     Management's Discussion And Analysis Of Financial Condition
           And Results Of Operations ...........................................   16
Item 7A    Qualitative And Quantitative Market Risk.............................   21
Item 8     Delano Technology Corporation Index To Consolidated
           Financial Statements.................................................   32
Item 9     Changes In And Disagreements With Accountants On Accounting And
           Financial Disclosure.................................................   48

                                     PART III

Item 10    Directors And Executive Officers Of The Registrant...................   49
Item 11    Executive Compensation...............................................   52
Item 12    Security Ownership Of Certain Beneficial Owners And Management.......   55
Item 13    Certain Relationships and Related Transactions.......................   56

                                      PART IV

Item 14    Exhibits And Financial Statement Schedules...........................   58
Signatures .....................................................................   59





================================================================================
                                                                               2

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================




                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form-10K contains so-called forward-looking statements including statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," and similar language. We base all forward-looking statements on our current expectations and these statements are subject to risks and uncertainties and to assumptions we have made. Important factors that could cause our actual results to differ materially from those expressed or implied by these forward-looking statements include those listed under "Risk Factors" or described elsewhere in this Annual Report on Form 10-K.

                                     PART I

ITEM 1: BUSINESS

OVERVIEW

      We provide communications software that enables companies to rapidly automate business processes and personalize and manage interactions over the internet with their existing and prospective customers, partners, suppliers and employees. These interactions, or e-business applications consist of inbound and outbound communications through e-mail as well as communications through companies' web sites. Companies can use applications developed with our software to initiate, route, track, analyze, respond to and manage inbound and outbound e-business communications. We are focusing our sales efforts on businesses in the financial services, technology, telecommunications, transportation, retail and marketing services industries, as well as other organizations engaged in, or focused on, business-to-business or business-to-customer commercial opportunities using the internet. Where desirable, our professional services group can assist our clients' internal IT personnel to implement our products.

INDUSTRY BACKGROUND

      The internet is growing dramatically as a means of conducting business. According to International Data Corporation, electronic commerce will increase from $50.4 billion in 1998 to $1.3 trillion by 2003, as more consumers shop online and the internet becomes an accepted channel for business-to-consumer and business-to-business interactions. International Data Corporation estimates that the number of web users will increase from 142.2 million in 1998 to 502.4 million in 2003. Businesses are using e-mail and the web to interact more effectively with existing and prospective customers, partners, suppliers and employees. For example, companies in industries such as financial services, telecommunications, transportation, retail and marketing services increasingly rely on e-mail and communications through web sites instead of traditional means of communication such as telephone calls, letters, facsimiles and face-to-face meetings. E-mail and the web, which once were used primarily within the technical community, have become mainstream methods of communication.

      In order to take advantage of the internet to communicate, businesses need solutions that can manage both inbound and outbound traffic. For example, Jupiter Communications conducted a survey of 125 companies with content, consumer brands, travel, retail and financial services web sites and discovered that 51% of those sites either took longer than five days to reply to e-mail inquiries or failed to respond at all. Clients need solutions to manage the growing volume of traffic associated with the increased use of the internet. For example, Gartner Group estimates that the worldwide customer relationship management application market will grow from $2.9 billion in 1998 to $20 billion by 2003, and the Direct Marketing Association estimates that interactive direct-marketing expenditures will increase from $379.7 million in 1998 to $3.2 billion by 2003.

      To date, organizational and operational constraints have made it difficult and expensive to automate interactions and business processes between a company and its customers, partners, suppliers and employees. Companies seeking to implement e-business communications must either develop their own custom applications or purchase prepackaged software. Customized applications for specific business requirements are often expensive and complex. In addition, since applications typically are developed for internal business processes, they may not be easily adapted to communicate with customers, partners, suppliers and employees over the internet. Although prepackaged software can eliminate a portion of the time and expense required to develop a customized application, the implementation and subsequent upgrades of a pre-packaged solution may require business process changes or software customization that strains internal IT resources. Since prepackaged software often is designed to address a single operational area, an organization may encounter difficulties using prepackaged software to address the needs of other operational areas or to communicate with customers, partners,



================================================================================
                                                                               3

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================




suppliers and employees over the internet. In addition, pre-packaged software may not leverage an organization's existing IT infrastructure, resulting in redundancies in software and data.

      Businesses increasingly require a solution that enables them to rapidly develop and deploy applications that automate, personalize and manage their interactions over the internet. The solution must leverage businesses' existing IT infrastructures to provide a broad range of applications across many operational areas. It must be able to handle large volumes of communications reliably and cost-effectively to meet businesses' growing dependence on communications over the internet. Finally, the solution must extend beyond the walls of the enterprise to reach and connect customers, suppliers and partners.

THE DELANO SOLUTION

      Our solution is based on the Delano(TM) e-Business Interaction Suite(TM), which enables businesses to rapidly develop and deploy applications that automate business processes and personalize and manage interactions over the internet with their customers, partners, suppliers and employees. We believe that our solution offers the following specific benefits to our clients:

      Enhanced Communications. Our e-business applications enable an organization to develop and deploy e-business applications across many operational areas, including finance, marketing, sales, service, operations and human resources. Our products permit our clients to respond rapidly and effectively to large volumes of e-mail and web-based communications. For example, our products allow companies to automatically respond to large numbers of inbound communications received by e-mail or through websites and route inquiries to the appropriate departments for action. Our products also enable organizations to capture and analyze information by communicating with a client's existing corporate databases and directories. Our clients can use this information to design better marketing programs, products and services and to improve business processes to meet the needs of their customers, partners, suppliers and employees.

      Rapid Deployment. Our products use a "drag and drop" style interface that allows our clients to define and outline a business process by arranging application components in a flowchart-style environment. The application components serve as the building blocks of the e-business application. This component-based architecture enables our clients to develop a wide range of e-business applications in a matter of days or weeks. The flexible and open nature of our component-based architecture enables the Delano e-Business Interaction Suite to be integrated with our clients' existing systems, applications and databases, extending the capabilities of our clients' existing IT infrastructure.

      Scalability. We have designed our products to reliably support multiple business processes and thousands of simultaneous e-business interactions. Our component-based architecture supports incremental additions to hardware capacity to address increased communication volumes.

      Increased Revenue Opportunities and Reduced Operating Costs. We believe our products can help our clients increase their revenues and reduce their operating costs. For example, clients can generate revenue through applications for marketing campaigns and for lead tracking and management. Our service improvement applications, which include electronic surveys, personalized newsletters and inbound e-mail support, can lead to increased revenues by increasing customer loyalty. Using our solution enables clients to process large volumes of e-business communications automatically, using a reduced number of support and administrative personnel, which results in lower costs than can be achieved using traditional methods such as call centers. Clients also can reduce costs by using our applications for processes such as overdue accounts receivable notification, automated customer support, inventory management and self-service.

BUSINESS STRATEGY

      Our objective is to establish our products as the leading e-business software. The following are the key elements of our strategy for achieving this objective:

      Extend Technology Leadership. We intend to continue to develop and improve our products to extend our technological leadership. We believe we are the first to market a component-based architecture designed to rapidly develop and deploy e-business applications that can connect most of a business's operational areas to its customers, partners, suppliers and employees. We intend to continue to develop new and enhanced products, including products designed to manage higher volumes of communications and improve integration with our clients' existing IT infrastructures. In addition, we are continuing to develop e-business applications such as the Delano Velocity application suites, which are being designed as prepackaged applications for specific business areas to further reduce the time required to develop and deploy e-business applications.



================================================================================
                                                                               4

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================



      Increase Penetration of Target Markets. We are focusing our sales efforts on industries that we believe are early adopters of e-business applications. We use our in-house industry expertise to supply our products to organizations in the financial services, technology, telecommunications, transportation, retail and marketing services industries as well as to other organizations that are engaged in, or focused on, business-to-business or business-to-consumer commercial opportunities over the internet. We intend to develop new products for particular application areas that are relevant to our target industries.

      Increase Presence Worldwide. We plan to extend our commitment to international sales and support to take advantage of the growing worldwide demand for e-business applications. We have opened an office in the United Kingdom, which oversees and processes all orders for our products and services in Europe and parts of Africa. We intend to increase our international presence by opening additional offices and intensifying marketing activities in Europe, and allying ourselves with selected international third-party distribution companies, consulting organizations and software vendors.

      Increase Distribution Capabilities. We have entered into agreements with established third-party distribution companies, consulting organizations and software vendors, including Clarify, Macromedia, Deloitte Consulting and PricewaterhouseCoopers, to enhance our market presence and extend our sales and services resources. We intend to enter into additional agreements to further expand the distribution channels for our products.

      Pursue Strategic Acquisitions. We intend to pursue acquisitions of complementary technologies and expertise. Acquisitions will be made only if we believe that they are financially attractive and present opportunities for expanding growth. For example, we will seek to identify opportunities to acquire technologies and personnel that will help us to expand the breadth of our applications and provide us with additional domain expertise.

PRODUCTS

      Our solution is based on the Delano e-Business Interaction Suite, which automates business processes that utilize e-mail or the web to interact with a client's customers, partners, suppliers and employees. We also offer other products that complement the Interaction Suite and focus on specific technologies or business areas, including products that manage higher volumes of communications, improve integration with our clients' existing IT infrastructure and further reduce the time required to develop and deploy e-business communications applications.

Delano e-Business Interaction Suite

      The Delano e-Business Interaction Suite is an e-business platform that enables companies to rapidly develop and deploy e-business applications. The Interaction Suite consists of the following:

      - The Delano e-Business Interaction Server is an application server designed to manage thousands of e-business communications applications simultaneously. The Interaction Server is Microsoft Windows NT-based and includes an application repository to manage the storage and version control of e-business communications applications. The Interaction Server also manages and controls the quantity of applications or interactions covered by the client's license. The Interaction Server communicates directly with e-mail, web, database and directory servers. Multiple Interaction Servers can operate effectively within a client's enterprise.

      - The Delano e-Business Application Builder is a graphical application builder environment, designed to enable our clients to develop e-business applications simply and quickly. The Application Builder uses a "drag-and-drop" style interface that allows our clients to define and outline a business process by arranging application components in a flowchart-style environment. The application components serve as the building blocks of the e-business application. The Application Builder enables a client to develop e-business applications, that, among other things:

            -     interface with existing corporate databases;

            -     connect to corporate directories;

            - gather information from, and post information to, a web server;

            - send and receive e-mail using popular e-mail protocols, such as Post Office Protocol 3 or POP3, Internet Message Access Protocol 4 or IMAP4, and Simple Mail Transfer Protocol or SMTP; and


================================================================================
                                                                               5

            - parse and personalize various document types, including documents in text, HyperText Markup Language or HTML, and eXtensible Markup Language or XML formats.

      - The Delano e-Business Interaction Server Administrator is a program that enables our clients to configure, administer and manage e-business applications created with the Application Builder and executed on the Interaction Server. The Server Administrator is available as a Windows NT application or as a web application to enable remote administration.

Delano Component Pack for BackOffice

      Our component packs are being designed as groupings of components to improve integration of the Interaction Suite with our clients' existing IT infrastructures. In October 1999, we introduced the Delano Component Pack for BackOffice, which delivers enhanced integration with, and access to, Microsoft SQL Servers, Microsoft Exchange Servers, Microsoft Message Queues and Microsoft Active Directories.

Delano Component Pack for Databases

      The Delano Component Pack for Databases increases the integration capabilities of the Delano e-Business Interaction Suite by providing native database support for leading databases including Informix and Oracle. The Delano Component Pack for Databases extends the breadth of Delano's integration capabilities with other enterprise applications, enabling database events to trigger e-business interactions.

Delano Enterprise Connectivity

      Delano Enterprise Connectivity extends the Delano e-Business Interaction Suite to provide seamless connectivity and integration between applications deployed on Delano's e-business platform and middleware technology, such as BEA/Tuxedo and CORBA, as well as mission-critical enterprise applications, such as SAP and PeopleSoft.

Delano Component Development Kit

      The Delano Component Development Kit enables software developers to create customized components for use within the Interaction Suite. Our clients can create customized components that integrate with their legacy or other specialized IT systems, such as enterprise resource planning or customer relationship management systems.

Delano Application Templates

      The Delano Application Templates are designed to act as a starting point for our clients to develop their own e-business communications applications. We currently offer eleven application templates, including templates that act as starting points for developing outbound marketing campaigns, customer surveys, credit management applications and customer support applications.

Delano Campaign Server

      The Campaign Server reliably manages the processing of high volumes of outbound e-mail initiated from the Interaction Suite. The Campaign Server significantly enhances the scalability of the Interaction Server by distributing the outbound communications across a company's multiple e-mail servers to achieve a higher number of e-mail deliveries in a shorter period of time.

Delano Customer Velocity

      Delano Customer Velocity is the first `Velocity' application suite built on top of the Delano e-Business Interaction Suite. Customer Velocity is a fully integrated suite of e-marketing and e-service applications, including marketing campaigns, surveys, newsletters, e-mail response management, and a web-based interaction portal that provides a 360-degree view of all customer interactions. Customer Velocity increases the speed of deployment of customer facing applications by combining the flexibility, scalability, and extensibility of Delano's robust e-business platform with the speed-to-market of a complete e-business application suite.


================================================================================
                                                                               6

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================


SERVICES

      If desired, our professional services group will work with clients to learn about their specific requirements and implement integrated solutions based on the Interaction Suite. This process is based on a four-step methodology, with key client checkpoints at the completion of each step:

      - Initial needs assessment. Our professional services group works with our clients to define their requirements. Once a sale has been completed, the professional services group works with the client to prioritize applications, identify key data structures that are required, and develop a detailed design overview document.

      - Application building. The group will construct the required applications using the Application Builder, develop web forms and e-mail messages, and install and configure the Interaction Server in the client's environment.

      - Testing and training. The applications are volume- and user-tested. The group also tests the interfaces between our applications and existing legacy systems. The group will conduct training and develop technical documentation for the specific applications.

      - Deployment. The applications are published and integrated with clients' systems. The group monitors production to ensure that the application is functioning properly and that any modifications are documented.

      We typically provide professional services on a time-and-materials basis, acting either alone or with third-party distribution companies, consulting organizations and software vendors. After our solution has been implemented, our client services and support organization handles ongoing account management and monitors client satisfaction.

PRODUCTS UNDER DEVELOPMENT

      We continue to invest in research and development to develop new products and enhance the functionality of our existing products. For example, we currently are developing:

      - additional Component Packs, which are intended to extend the capabilities of the Interaction Suite and facilitate integration between the Interaction Suite and our clients' IT systems; and

      - Delano Velocity application suites, which will complement the Interaction Suite and will permit our clients to enhance specific areas of operation through the use of pre-packaged e-business communications applications. In addition, the Velocity application suites are intended to enable the rapid deployment of applications while still providing our clients with flexibility to update the applications as their businesses evolve. Because the application suites utilize the Interaction Suite, they can be easily customized to fit our clients' business processes and to leverage our clients' existing customer databases and infrastructures.

CLIENT SERVICE AND SUPPORT

      Our technical services group provides maintenance and technical support to our clients, including software upgrades and updates and emergency response. To date, almost all our clients have entered into maintenance agreements that entitle them to technical services. Annual maintenance fees are typically equal to 18% of the product license fee. We provide support to our clients through our support center located in Toronto.

SALES AND MARKETING

      As of March 31, 2000, we had 131 sales, business development and marketing professionals, including sales personnel, sales engineers, major account representatives and marketing managers. We maintain 5 direct sales representatives in Ontario as well as a total of 33 sales representatives in California, Georgia, Illinois, Massachusetts, New York and 5 sales representatives in Europe, who oversee and process all orders for our products and services in Europe and parts of Africa. Our direct sales force is organized into regional teams, which include both sales representatives and systems engineers.

      Our direct sales force is complemented by telemarketing from our headquarters in Toronto, Ontario, which generates, follows up and qualifies leads, and by third-party distribution companies, consulting organizations and software vendors with which we have agreements, such as Clarify, Macromedia, Deloitte Consulting and PricewaterhouseCoopers. These third-parties further expand the distribution channels for our products. We intend to increase our direct sales force, establish


================================================================================
                                                                               7

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================


additional sales offices and enter into additional agreements with established third-party distribution companies, consulting organizations and software vendors. We expect a substantial portion of our sales in the foreseeable future to be derived from our direct sales force.

      We also pursue original equipment manufacturer sales opportunities with vendors of complementary technology, including developers of enterprise resource planning systems, customer relationship management systems, and messaging, internet and e-commerce solutions such as Ironside, Partnerware, Servicesoft and Touchscape. These vendors may seek to enhance and extend their solutions by integrating our products into theirs.

      We plan to offer an online hosted application service in the second quarter of calendar 2000. This service will provide an online offering of our products to businesses that want to deploy an online customer communication system while limiting their initial investments in hardware, software and services. We expect to be able to manage customer information and provide our clients with real-time access to this information. We believe this service will enable us to address markets that are complementary to our direct sales and reseller markets.

      To support our sales efforts, we conduct seminars for prospective clients and ongoing public relations campaigns, participate in conferences and trade shows and distribute direct mailings, newsletters and web site communications. We typically market our products and services independently, but we also selectively conduct joint marketing activities with third-party distribution companies, consulting organizations and software vendors.

CLIENTS

      We focus our sales efforts on organizations in five major market sectors: financial services, technology, telecommunications, retail and transportation. We have also identified demand in marketing services organizations and companies focused on business-to-business or business-to-consumer commercial opportunities over the internet. These industries have been selected because we believe them to be early adopters of e-business communications applications. Although we initially are primarily targeting clients in these market sectors, we believe that increasing use of the internet and the benefits offered by our products will provide opportunities in other market sectors. The following is a representative list of our clients by market segment.

      - Financial Services -- Charles Schwab Canada Co., Talvest Fund Management Inc. and Trimark Investment Management Inc.;

      - Technology -- Clarify, Inc., Macromedia, Inc., Changepoint, i-Recognize and VPTN;

      -     Telecommunications -- Ericsson Inc. and BCE Emergis Inc.;

      -     Transportation -- Mark VII, Inc. and Cardinal Logistics;

      -     Retail -- eyeVantage, a subsidiary of TLC Laser Eye Centers Inc.;

      - Marketing Services -- Mosaic Group Inc., Transparent Languages Inc., Association of National Advertisers and The Computing Group, a division of Omnicom;

      - E-commerce (business-to-consumer) -- Chapters Online Inc., e-centives inc., Harborfreight.com, a web service operated by Central Purchasing Inc., Marketrend Communications Inc., Bain & Company, We Media Inc., Sessions.edu and Vitamin Research Products; and

      - E-commerce (business-to-business) -- Cowboy Corporation, PlasticsNet.com, a web service operated by Commerx Inc. and eBreviate, a division of AT Kearney.

      In the year ended March 31, 2000, one customer accounted for 15% of our total revenues. No other customer accounted for more than 10% of our total revenues in the year ended March 31, 2000. We expect a substantial portion of our license and service revenues in any given quarter to be generated from a limited number of clients. However, we do not believe that we will be dependent on any ongoing commitments from any particular client.

CLIENT CASE STUDIES

      The following case studies provide illustrations of how selected clients have used our products and services to address

================================================================================
                                                                               8

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================

their requirements. The case studies represent the diversity of the various applications that can be deployed with our products. We believe other customer deployments of our products do not differ significantly from those presented in the case studies below.

      Harborfreight.com. Central Purchasing owns and operates Harbor Freight Tools, which sells tools through its 70 retail store locations, a mail-order catalog business, and an e-commerce site, Harborfreight.com. Harborfreight.com has improved customer service and has generated revenue by using our products for outbound e-mail marketing campaigns.

      Mark VII. Mark VII provides a complete range of transportation and logistics capabilities to support supply chain operations around the world. Using our technology, Mark VII has implemented several e-business communications applications to automate, personalize and manage customer and supplier interactions. Initial applications now automate the customer credit approval process, accounts receivable aging, credit balance and customer statement retrieval requests, vendor notifications, and destination and dispatch reports. These applications have allowed Mark VII to reallocate personnel to revenue-generating areas of its business.

      eyeVantage. Vision Corporation is a subsidiary of TLC Laser Eye Centers, which operates more than 50 centers across North America and has a network of more than 10,000 affiliated eye doctors. Vision Corporation co-ordinates with the various TLC centers to provide centralized buying services for business supplies such as letterhead, business cards, and other TLC branded materials. Vision Corporation uses the Interaction Suite to manage and track its central buying process from initial ordering through fulfillment. Since implementing our solution, Vision Corporation has improved its order accuracy and delivery rates by 20% and has reduced labor costs associated with its supply procurement by more than 20%.

COMPETITION

      The market for our products and services is highly competitive. The market is evolving rapidly from both a commercial and a technological perspective. We believe that the principal competitive factors affecting our market include the breadth of the offered solution, the speed of deployment, distribution breadth, product quality and reliability, customer and professional services quality, a significant base of high-profile customers and industry influencers, and demonstrable value for the customer. Although we believe that our products compare very favorably with respect to these factors our market is relatively new and is developing rapidly.

      We currently, and will for the foreseeable future, face competition from many sources, including systems designed in-house and by third-party development efforts. E-business applications are frequently developed internally by organizations for their own use. In addition, a number of companies offer one or more products in the market for e-business communications software, some of which compete directly with at least part of our products. For example, our competitors include companies that provide software that is focused on a few operational or functional areas, such as Annuncio, Brightware, eGain, Kana and Responsys.com.

      We intend to position at least part of our solution as complementary to our competitors' solutions, thereby helping these vendors meet their clients' needs. For example, we will participate in the customer relationship management market by acting as the interaction technology for a variety of front office solutions, such as Clarify, and in the web application server market as a natural fit for vendors, such as Microsoft Site Server, looking to provide their customers with enhanced e-mail capabilities. This will, in turn, help us to preserve our distribution channel opportunities.

RESEARCH AND DEVELOPMENT

      We believe that our future success depends in large part on our ability to maintain and enhance our technology, to develop a large library of software products, and to enhance our market positioning through the deployment of emerging technologies. In fiscal 1999, we invested $797,000 in product development. For the year ended March 31, 2000, we invested $3.6 million in product development.

      In order to maintain our focus on developing new products and enhancements, it is important that we recruit highly skilled, experienced engineers and software developers. Our senior managers are generally experienced in enterprise application development. We have designed a process for product development which defines and addresses the activities required to successfully bring product concepts and development projects to market, ensures that feedback from our sales, marketing, and business development efforts is appropriately integrated into the development cycle, and ensures that products and programs are available within appropriate timeframes.

      As of March 31, 2000, we had 94 personnel engaged in research and development activities.


================================================================================
                                                                               9

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================


INTELLECTUAL PROPERTY

      We rely on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information and technology. We do not currently hold any patents, registered trademarks or registered copyrights. However, we will assess appropriate occasions for seeking additional intellectual property protections for those aspects of our technology that we believe constitute innovations providing significant competitive advantages. Such future applications may or may not result in seeking patent protection or the registration of trademarks or copyrights.

      As part of our confidentiality procedures, we generally require our employees, clients and potential business partners to enter into confidentiality and non-disclosure agreements before we will disclose any sensitive aspects of our products, technology or business plans. In addition, we generally require employees to agree to surrender to us any proprietary information, inventions or other intellectual property they generate or come to possess while employed by us. These efforts afford only limited protection.

      Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary and third parties may attempt to develop similar technology independently. These precautions may not prevent misappropriation or infringement of our intellectual property. In addition, laws of some countries do not protect our proprietary rights to the same extent as do the United States or Canada. We cannot assure you that protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology.

      There has been a substantial amount of litigation in the software and internet industries regarding intellectual property rights. It is possible that in the future third parties may claim that we or our current or potential future products infringe their intellectual property. We expect that software product developers and providers of internet-related solutions will increasingly be subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products in different industries increasingly overlaps. Furthermore, former employers of our current and future employees may assert that our employees have improperly disclosed confidential or proprietary information to us. Any such claims, with or without merit, could be time-consuming to defend, divert management's attention and resources, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements which may not be available on terms acceptable to us or at all. In addition, parties making these claims may be able to obtain an injunction, which could prevent us from selling our products in the United States or abroad. A successful infringement claim against us and our failure or inability to license the infringed rights or develop or license technology with comparable functionality could have a material adverse effect on our business, operating results and financial condition.

EMPLOYEES

      As of March 31, 2000, we had 281 full-time employees, including 94 in research and development, 32 in professional services, 131 in sales, business development and marketing and 24 in general and administrative. We added 226 employees between April 1, 1999 and March 31, 2000, and we expect to continue hiring employees at a rapid pace. None of our employees are covered by collective bargaining agreements and we have never experienced a strike or work stoppage. We believe our relations with our employees are good.

MARKET DATA

      This Annual Report on Form 10-K contains market data related to the internet and us. This data has been included in studies published by the market research firms of Direct Marketing Association, International Data Corporation, and Jupiter Communications.

      Direct Marketing Association's estimate that interactive direct-market expenditures for the business market will increase from $1.3 billion in 1998 to $8.6 billion by 2004 is based on several assumptions, including that:

      -     employment growth rates will continue to increase; and

      -     direct marketing sales will continue to grow.

      Gartner Group's estimate that the worldwide customer relationship management application market will grow from $2.9 billion in 1998 to $20 billion by 2003, is based on several assumptions, including that:

================================================================================
                                                                              10

      - the market encompasses applications designed for marketing automation, sales force automation, customer service, and field service, as well as internet customer relationship management;

      - businesses will continue to try and establish closer ties to their customers; and

      - the demand from electronic commerce sites will outstrip that of traditional customer calls to call centers.

      Gartner Group's estimates, that electronic commerce will increase from $45 billion in 1998 to $7.3 trillion by 2004 and that the number of web users will increase from 142.2 million in 1998 to 502.4 million in 2003, are based on several assumptions, including that:

      - the number of devices used to access the world wide web will continue to increase;

      - virtually all devices using the internet for e-mail will also use the web for other purposes; and

      - the number of web buyers and the average transaction value per buyer will increase.

ITEM 2: PROPERTIES

      Our corporate headquarters are located in Toronto, Ontario, where we lease approximately 21,000 square feet. The lease for the principal portion of our space expires on December 31, 2000. In November 1999, we entered into a 10-year lease for approximately 58,000 square feet for a new corporate headquarters. This new lease took effect on May 1, 2000. We have entered into an agreement to sub-lease the former premises through to the end of the lease term. We believe that our facilities are adequate to meet our requirements for the foreseeable future. We also lease office space in California, Illinois, New York, Georgia, New Jersey and Texas. We do not own any real property.

ITEM 3: LEGAL PROCEEDINGS

      We are not currently party to any material legal proceedings, nor are we aware of any proceedings that are contemplated.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Prior to completion of our IPO on February 9, 2000, the then existing shareholders of the company approved the following matters: a 3 for 2 split of the shares of the company; and the implementation of the Employee Stock Purchase Plan.

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) MARKET INFORMATION AND RECENT SALES OF UNREGISTERED SECURITIES

      Delano's common stock is listed on the Nasdaq Stock Market under the Symbol "DTEC" and commenced trading on Feb 10, 2000.

      THE FOLLOWING TABLE SETS FORTH THE RANGE OF HIGH AND LOW CLOSING SALES PRICES FOR EACH PERIOD INDICATED, ADJUSTED FOR THE THREE FOR TWO STOCK SPLIT EFFECTIVE JANUARY 2000:

    FOR THE YEAR ENDED MARCH 31, 2000                  HIGH            LOW
    ---------------------------------                  ----            ---
            FOURTH QUARTER                            $51.50         $22.44


      The reported last sale price of Delano's common stock on the Nasdaq Stock Market on June 16, 2000 was: $12.25. The approximate number of holders of record of the shares of the Company's common stock was 99 as of June 16, 2000. This number does not include stockholders whose shares are held in trust by other entities. The actual number of


================================================================================
                                                                              11

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================

stockholders is greater than this number of holders of record. The Company estimates that the number of beneficial stockholders of the shares of the Company's common stock as of June 16, 2000 was approximately 5,700.

      Delano has authorized common stock, with no par value and Preferred Stock. Delano has not issued any Preferred Stock.

      Delano has not paid any cash dividends on its capital stock. Delano currently intends to retain its earnings to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

(B) REPORT OF OFFERING SECURITIES AND USE OF PROCEEDS THEREFROM:

      On February 9, 2000, we consummated our initial public offering of common stock. The managing underwriters in the offering were FleetBoston Robertson Stephens Inc. and U.S. Bancorp Piper Jaffray Inc. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a registration statement on Form F-1 (Reg. No. 333-94505) that was declared effective by the SEC on February 9, 2000. All 5,750,000 shares of common stock registered under the registration statement, including shares covered by an over-allotment option that was exercised, were sold at a price to the public of $18.00 per share. The aggregate offering amount registered was $103,500,000. In connection with the offering, Delano paid an aggregate of $7,245,000 in underwriting discounts to the underwriters. Concurrent with the offering, Delano entered into an agreement whereby Nortel Networks purchased an additional 500,000 common shares at the offering price of $18.00 for aggregate proceeds to Delano of $9,000,000. There were no underwriting fees paid in connection with the private placement. In addition, the following table sets forth an approximation of all expenses incurred in connection with the offering, other than underwriting discounts. All amounts shown are approximations except for the registration fees of the SEC and the National Association of Securities Dealers, Inc.

SEC registration fee.............................   $    24,330
NASD filing and other listing fees...............       149,400
Printing expenses................................       171,500
Legal fees and expenses..........................       675,400
Accounting fees and expenses.....................       251,000
Blue Sky fees and expenses.......................         9,700
Miscellaneous....................................       118,670
                                                    -----------
Total............................................   $ 1,400,000
                                                    ===========

      All of such expenses were direct or indirect payments to others.

      The net offering proceeds to us after deducting the total expenses above were approximately $103,855,000. From February 9, 2000 to March 31, 2000, we used such net offering proceeds from our initial public offering of common stock to invest in short-term, interest bearing, investment grade securities and used proceeds for working capital and other corporate purposes. This use of proceeds does not represent a material change in the use of proceeds described in the Initial Public Offering F-1 Registration Statement.

      We currently estimate that we will use the remaining net proceeds as follows: 30% for marketing and distribution activities; 5% for various product development initiatives; 5% for capital expenditures; and 60% for working capital and other general corporate purposes.

================================================================================
                                                                              12

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================

                          ----------------------------

      Our financial statements are reported in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

      We express all dollar amounts in this Annual Report on Form 10-K in United States dollars, except where otherwise indicated. References to "$" are to United States dollars and references to "Cdn$" are to Canadian dollars. This Annual Report on Form 10-K contains a translation of some Canadian dollar amounts into U.S. dollars at specified exchange rates solely for your convenience. Unless otherwise indicated, these Canadian dollar amounts were translated into U.S. dollars based on Cdn$1.00 per US$0.6925, which was the inverse of the noon buying rate in The City of New York for cable transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 2000. See "Exchange Rate Information."


                          ----------------------------

================================================================================
                                                                              13

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================

                            EXCHANGE RATE INFORMATION

      The following table sets forth, for each period indicated, the high and low exchange rates for Canadian dollars expressed in U.S. dollars, the average of such exchange rates on the last day of each month during such period, and the exchange rate at the end of such period, based on the inverse of the noon buying rate.

                                                          PERIOD FROM MAY 7,
                                                         1998 (INCEPTION TO)           YEAR ENDED
                                                           MARCH 31, 1999            MARCH 31, 2000
                                                           --------------            --------------
      High......................................             $ 0.6982                   $ 0.6969
      Low.......................................               0.6341                     0.6607
      End.......................................               0.6626                     0.6879
      Average...................................               0.6598                     0.6795

      On June 1, 2000, the inverse of the noon buying rate was Cdn$1.00 per $0.6706.


================================================================================
                                                                              14

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================


ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

      You should read the selected consolidated financial data set forth below in conjunction with our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data are derived from our consolidated financial statements that have been audited by KPMG LLP, independent auditors, and are included elsewhere in this Annual Report on Form 10-K.


                                                                                  PERIOD FROM MAY 7,
                                                                                 1998 (INCEPTION) TO       YEAR ENDED
                                                                                    MARCH 31, 1999        MARCH 31, 2000
                                                                                 ------------------      ----------------
                                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA:
Revenues:
  Products..................................................................                 --                $ 8,799
  Services..................................................................                 --                    690
                                                                                        -------                -------
     Total revenues.........................................................                 --                  9,489
                                                                                        -------                -------
Cost of revenues:
  Products..................................................................                 --                     59
  Services..................................................................                 --                  1,239
                                                                                        -------                -------
     Total cost of revenues.................................................                 --                  1,298
                                                                                        -------                -------
Gross profit................................................................                 --                  8,191
                                                                                        -------                -------
Operating expenses:
  Sales and marketing.......................................................            $   554                 11,732
  Research and development..................................................                797                  3,649
  General and administrative................................................                180                  1,515
  Amortization of deferred stock-based compensation.........................                171                  1,671
                                                                                        -------                -------
  Total operating expenses..................................................              1,702                 18,567
                                                                                        -------                -------
Loss from operations........................................................             (1,702)               (10,376)
Interest income, net........................................................                 13                  1,099
                                                                                        -------                -------
Loss before provision for income taxes......................................             (1,689)                (9,277)
Provision for income taxes..................................................                 --                     --
                                                                                        -------                -------
Loss for the period.........................................................             (1,689)                (9,277)
Less: accretion of dividends on redeemable
  convertible special shares................................................               (101)                  (313)
                                                                                        -------                -------
Loss applicable to common shares............................................            $(1,790)               $(9,590)
                                                                                        =======                =======
Basic and diluted loss per common share.....................................            $ (2.40)               $ (1.50)
                                                                                        =======                =======
Shares used in computing basic and diluted
  loss per common share.....................................................                746                  6,381
                                                                                        =======                =======
Pro forma basic and diluted loss per common share...........................            $ (0.30)               $ (0.46)
                                                                                        =======                =======
Shares used in computing pro forma basic
  and diluted loss per common share.........................................              6,010                 20,473
                                                                                        =======                =======

                                                                       MARCH 31, 1999         MARCH 31, 2000
                                                                       --------------         --------------
                                                                                   (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...........................................      $   1,989               $  82,370
Short-term investments..............................................             --                  29,154
Working capital.....................................................          1,607                 110,410
Total assets........................................................          2,573                 119,907
Long-term obligations, net of current portion.......................             66                     222
Redeemable convertible special shares...............................          3,481                      --
Shareholders' equity (deficiency)...................................         (1,622)                112,561

================================================================================
                                                                              15

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

OVERVIEW

      From the date of our incorporation on May 7, 1998 until April 1999 we were a development stage company and had no revenues. Our operating activities during this period consisted primarily of conducting research and developing our initial products. In May 1999, we released and sold the first commercially available version of the Delano e-Business Interaction Suite.

      To date, we have derived substantially all of our revenues from the sale of software product licenses and from the provision of professional services, including implementation, training and maintenance services. Our products have been sold primarily through our direct sales force.

      Our products are offered on a licensed basis. We license our products based on:

      - a fee for each client, which depends on the specific and individual needs of the client;

      - an additional fee, which covers installation, configuration, training and professional services; and

      - a variable component, which depends on, among other things, the number of servers and the number of optional applications and add-ons, servers and component packs purchased.

      We recognize our software license revenues in accordance with the American Institute of Certified Public Accountants, or ("AICPA"), Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and related amendments and interpretations contained in the AICPA's SOP 98-9. We generally recognize revenues allocated to software licenses upon delivery of the software products, when all of the following conditions have been met:

      -     persuasive evidence of an arrangement exists;

      -     the license fee is fixed or determinable; and

      -     the license fee is collectible.

      Because substantially all of our software license agreements include related maintenance services, these agreements are multiple-element arrangements. We allocate the fees in multiple-element arrangements based on the respective value for each element, with maintenance being allocated as at least 18% of license revenue in all sales. Delivery of the software generally is deemed to occur upon shipment of the software unless customers are provided the opportunity to return the products. Revenues are recognized only when all refund obligations have expired. In situations where we provide online offerings, delivery of the software occurs upon initiation of the online offerings. Revenues from maintenance and support services and online offerings are recognized ratably over the related contractual period.

      Our cost of revenues includes the cost of product documentation, the cost of compact disks used to deliver our products, personnel-related expenses, travel costs, equipment costs and overhead costs.

      Our operating expenses are classified into four categories: sales and marketing, research and development, general and administrative, and amortization of deferred stock-based compensation.

      - Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing materials.

      - Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and in connection with the enhancement of existing products and quality assurance activities.

================================================================================
                                                                              16

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================


      - General and administrative expenses consist primarily of compensation and related costs for administrative personnel, legal, accounting and other general corporate expenses.

      - Amortization of deferred stock-based compensation includes the amortization, over the vesting period of a stock option, of the difference between the exercise price of options granted to employees and the deemed fair market value of the options for financial reporting purposes. In addition, deferred stock-based compensation includes compensation expense arising on the issuance of options and a warrant to employees and a consultant, calculated as the difference between the exercise price of the options and warrant and the fair market value at the date of issuance. Also included in amortization of deferred stock-based compensation is compensation expense relating to an option to acquire shares of the Company issued in connection with a professional services agreement between the Company and a related corporation. The compensation expense is calculated as the difference between the exercise price of the option and the fair market value at the time the option was issued.

      We allocate common costs based on relative headcount or other relevant measures. These allocated costs include rent and other facility-related costs for the corporate head office, communication expenses and depreciation expenses for furniture and equipment.

      In connection with the granting of stock options and the issuance of a warrant to our employees, we recorded deferred stock-based compensation totaling $10.7 million through March 31, 2000. This amount represents the total difference between the exercise prices of stock options and the warrant and the deemed fair value of the underlying common stock for accounting purposes on the date these stock options were granted and the warrant issued. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board, or ("FASB"), Interpretation No. 28. We recorded $171,000 of stock-based compensation amortization expense during the period from May 7, 1998 to March 31, 1999, and $1.7 million of stock-based compensation amortization expense during the year ended March 31, 2000. As of March 31, 2000, we had a total of $8.9 million of deferred stock-based compensation that had not been amortized. The amortization of the remaining deferred stock-based compensation will result in additional charges to operations through December 2003 of approximately $950,000 per quarter. The amortization of deferred stock-based compensation is classified as a separate component of operation expenses in our consolidated statement of operations.

      In our development of new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, our software development costs eligible for capitalization have been insignificant and all costs related to internal product development have been expensed as incurred.

      We believe that period-to-period comparisons of our historical operating results are not necessarily meaningful and should not be relied upon as being a good indication of our future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently experienced by companies in early stages of development, particularly companies in new and rapidly evolving markets like ours. Although we have experienced significant revenue growth recently, this trend may not be sustainable. Furthermore, we may not achieve or maintain profitability in the future.

RESULTS OF OPERATIONS

Year ended March 31, 2000 Compared to Period from May 7, 1998 (Inception) to March 31, 1999.

      Revenues. For the period from our inception to March 31, 1999, we were a development stage company and had no revenues. Total revenues for the year ended March 31, 2000 were $9.5 million. License revenues accounted for $8.8 million, or 92.7% of total revenues. Services revenues, including maintenance and services fees, accounted for the remaining $690,000 or 7.3% of total revenues. Approximately 69.3% of our total revenues were generated in the United States, 25.9% were generated in Canada and 4.8% were generated elsewhere in the year ended March 31, 2000.

      Cost of revenues. Cost of product revenues was $59,000 for the year ended March 31, 2000 or 0.6% of total revenues. Cost of services revenues was $1.2 million for the year ended March 31, 2000, or 13.1% of total revenues. We anticipate that cost of service revenues will increase in absolute dollars as we continue to hire additional services personnel. We anticipate that the cost of product revenues will increase proportionately with increases in product revenues.

      Sales and marketing. Sales and marketing expenses increased from $554,000 for the period ended March 31, 1999 to $11.7 million for the year ended March 31, 2000. This increase was attributable primarily to the addition of 110 sales and

================================================================================
                                                                              17

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================


marketing personnel and higher marketing costs due to expanded promotional activities. We anticipate that sales and marketing expenses will increase in absolute dollars as we continue to hire additional sales and marketing personnel and expand discretionary marketing programs.

      Research and development. Research and development expenses increased from $797,000 for the period ended March 31, 1999 to $3.6 million for the year ended March 31, 2000. This increase was attributable primarily to the addition of 74 product development and related services personnel and to increased consulting and recruiting costs. The expenses were reduced by investment tax credits of $285,000 for the year ended March 31, 2000. We anticipate that research and development expenses will increase in absolute dollars, but will vary as a percentage of total revenues from period to period as we continue to hire additional research and development personnel.

      As a Canadian Controlled Private Corporation or ("CCPC"), we qualified for certain investment tax credits under the Income Tax Act (Canada) on eligible research and development expenditures. Prior to our initial public offering, refundable investment tax credits, which result in cash payments to us, have been recorded at a rate of 35% of eligible current and capital research and development expenditures. Prior to our initial public offering, we were entitled to an investment tax credit at these rates for the first Cdn$2.0 million (approximately $1.4 million) of eligible research and development expenditures and a further investment tax credit at the rate of 20% of eligible research and development expenditures in excess of Cdn$2.0 million. Investment tax credits on current expenditures earned at the 35% rate are fully refundable to CCPCs. Investment tax credits earned by a CCPC on capital expenditures at the 35% rate are refundable at a rate of 40% of the amount of the credit. We will earn investment tax credits at a rate of 20% of eligible current and capital research and development expenditures made after our initial public offering. While a portion of investment tax credits earned as a CCPC are refundable, investment tax credits earned after our initial public offering may only be used to offset income taxes otherwise payable.

      General and administrative. General and administrative expenses increased from $180,000 for the period ended March 31, 1999 to $1.5 million for the year ended March 31, 2000, due primarily to the addition of 18 administrative personnel, increased consulting costs and to higher facilities- related expenses necessary to support our growth. We expect that general and administrative expenses will increase in absolute dollars as we add personnel and incur related costs to facilitate the growth of our business.

      Amortization of deferred stock-based compensation. We incurred a charge of $171,000 in the year ended March 31, 1999 and a charge of $1.7 million for the year ended March 31, 2000 related to the issuance of stock options with exercise prices less than the deemed fair market value for financial reporting purposes on the date of grant.

      Interest income, net. Interest income, net for the period ended March 31, 1999 was $13,000. Interest income, net for the year ended March 31, 2000 was $1.1 million, reflecting the interest earned on the cash and cash equivalents balance arising from our special warrant offering in June 1999 and our initial public offering in February 2000.

      Provision for income taxes. A deferred tax asset of $4.8 million existed as of March 31, 2000. A valuation allowance is recorded against a deferred tax asset if it is more likely than not that the asset will not be realized. A valuation allowance taken against substantially all of the deferred tax asset reflects the lack of profitability in the past, the significant risk that taxable income would not be generated in the future and the nontransferable nature of the deferred tax asset under certain conditions.

Period from May 7, 1998 (Inception) to March 31, 1999

      Sales and marketing. Sales and marketing expenses were $554,000 for the eleven months included in the period from our inception to March 31, 1999. These expenses consisted primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing materials.

      Research and development. Research and development expenses were $797,000 for the eleven months ended March 31, 1999. These expenses consisted primarily of compensation and related costs for research and development employees and contractors. The expenses were reduced by investment tax credits of $201,000.

      General and administrative. General and administrative expenses were $180,000 for the eleven months ended March 31, 1999. These expenses consisted primarily of compensation and related costs for administrative personnel, legal, accounting and other general corporate expenses.

================================================================================
                                                                              18

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================

      Amortization of deferred stock-based compensation. We incurred a charge of $171,000 for the eleven months ended March 31, 1999 related to the issuance of stock options with exercise prices less than the deemed fair market value for financial reporting purposes on the date of grant.

      Interest income, net. Interest income, net consisted of $13,000 earned on cash and cash equivalents for the eleven months ended March 31, 1999.

QUARTERLY RESULTS OF OPERATIONS

      The following table sets forth certain unaudited consolidated statements of operations data for our eight quarters of operation. In our management's opinion, this unaudited information has been prepared on the same basis as our annual consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments necessary to fairly present the unaudited quarterly results. These adjustments consist only of normal recurring adjustments. This information should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period.


                                                                            QUARTER ENDED
                                       -----------------------------------------------------------------------------------------
                                       JUN. 30,    SEP. 30,    DEC. 31,   MAR. 31,   JUN. 30,    SEP. 30,    DEC. 31,   MAR. 31,
                                         1998        1998       1998       1999       1999        1999         1999       2000
                                       --------    --------    --------   --------   --------    --------    --------   --------
                                                                             (IN THOUSANDS)
CONSOLIDATED STATEMENTS OF
OPERATIONS DATA:
Revenues:
   Products.........................       --          --         --         --      $  752      $ 1,561     $ 2,748    $ 3,738
   Services.........................       --          --         --         --          59           54         183        394
                                        -----       -----      -----    -------      ------      -------     -------    -------
     Total revenues.................       --          --         --         --         811        1,615       2,931      4,132
                                        -----       -----      -----    -------      ------      -------     -------    -------
Cost of revenues
   Products.........................       --          --         --         --          --            6          14         39
   Services.........................       --          --         --         --         149          231         321        538
                                        -----       -----      -----    -------      ------      -------     -------    -------
     Total cost of
     revenues.......................       --          --         --         --         149          237         335        577
                                        -----       -----      -----    -------      ------      -------     -------    -------
Gross profit........................       --          --         --         --         662        1,378       2,596      3,555
                                        -----       -----      -----    -------      ------      -------     -------    -------
Operating expenses:
   Sales and marketing..............       --       $  31      $ 113    $   410         818        1,198       3,440      6,276
   Research and
   Development.....................     $  95         179        212        311         389          801       1,054      1,405
   General and
   Administrative...................        4          11         30        135         157          255         355        748
   Amortization of deferred
   stock-based
   compensation.....................       --          --          2        169         107          211         451        902
                                        -----       -----      -----    -------      ------      -------     -------    -------
     Total operating
     expenses.......................       99         221        357      1,025       1,471        2,465       5,300      9,331
                                        -----       -----      -----    -------      ------      -------     -------    -------
Loss from operations................      (99)       (221)      (357)    (1,025)       (809)      (1,087)     (2,704)    (5,776)
Interest income, net................       --          --         --         13          11          165         178        745
                                        -----       -----      -----    -------      ------      -------     -------    -------
Loss before provision for
Income taxes........................      (99)       (221)      (357)    (1,012)       (798)        (922)     (2,526)    (5,031)
Provision for income
Taxes...............................       --          --         --         --          --           --          --         --
                                        -----       -----      -----    -------      ------      -------     -------    -------
Loss for the period.................    $ (99)      $(221)     $(357)   $(1,012)     $ (798)     $  (922)    $(2,526)   $(5,031)
                                        =====       =====      =====    =======      ======      =======     =======    =======

      Our revenues have increased in our four most recent quarters due to the initial introduction of our products in May 1999 and our addition of distribution channels. Each of our expense categories has increased on a quarterly basis due to the growth of our business and the hiring of new personnel.

      Our quarterly operating results have varied widely in the past, and we expect that they will continue to fluctuate in the future as a result of a number of factors, many of which are outside our control. Our limited operating history and the undeveloped nature of the market for interaction-based e-business communications products make predicting future revenues difficult. Our expense levels are based, in part, on expectations regarding future revenue increases, and to a large

================================================================================
                                                                              19

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================

extent, such expenses are fixed, particularly in the short term. There can be no assurance that our expectations regarding future revenues are accurate. Moreover, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to our expectations would likely cause significant increases in our net losses for that period.

      Due to the foregoing factors, our operating results are difficult to forecast. We believe that period-to-period comparisons of our operating results are not meaningful, and you should not rely on them as indicative of our future performance. You should also evaluate our prospects in light of the risks, expenses and difficulties commonly encountered by comparable early-stage companies in new and rapidly emerging markets. We cannot assure you that we will successfully address the risks and challenges that face us. In addition, although we have experienced significant revenue growth recently, we cannot assure you that our revenues will continue to grow or that we will become or remain profitable in the future.

LIQUIDITY AND CAPITAL RESOURCES

      Since the date of incorporation, we have raised an aggregate of $3.4 million through private placements of special shares. We have raised $14.4 million, net of the agents' commission and offering expenses, through a private placement of special warrants in June 1999. We have also raised $103.4 million, net of agents' commissions and offering expenses through our initial public offering in February 2000.

      Our operating activities used cash of $1.1 million during the eleven months ended March 31, 1999 and cash of $6.8 million for the year ended March 31, 2000. Our negative operating cash flow resulted principally from the net losses that we incurred during these periods as we invested in the development of our products, expanded our sales force and expanded our infrastructure to support our growth.

      Our financing activities generated $3.4 million in cash during the eleven months ended March 31, 1999 and $118 million in the year ended March 31, 2000. Of these financing activities, the issuance of redeemable convertible special shares generated net proceeds of $3.4 million in the eleven months ended March 31, 1999. In the year ended March 31, 2000 the issuance of special warrants generated net proceeds of $14.4 million and the issuance of common shares as part of our initial public offering generated net proceeds of $103.4 million.

      Our investing activities, consisting of the purchase of computer equipment, software, furniture and equipment to support our growing number of employees, as well as the purchase of short-term investments used cash of $251,000 during the period ended March 31, 1999 and cash of $31.0 million during the year ended March 31, 2000.

      In March 1999, we obtained a lease line of credit from a Canadian chartered bank to purchase equipment and furniture. Approximately $96,000 was outstanding on the lease line of credit as of March 31, 1999 and approximately $431,000 was outstanding as of March 31, 2000. The ceiling on the lease line of credit is Cdn$1,000,000 (approximately $693,000). The lease line of credit is not collateralized with cash for the amount of the line that is used for leasing equipment.

      Our capital requirements depend on a number of factors. We expect to devote substantial resources to continue our research and development efforts, expand our sales, support, marketing and product development organizations, establish additional facilities worldwide and build the infrastructure necessary to support our growth. Our expenditures have increased substantially since the date of incorporation, and we anticipate that capital expenditures will continue to increase in absolute dollars in the foreseeable future.

      At March 31, 2000, we had cash and cash equivalents aggregating $82.4 million. At March 31, 2000, we also had a short-term investment of $29.1 million. We believe that our current cash and cash equivalents are sufficient to fund our operations for at least the next 12 months. If cash generated from operations is insufficient to meet our long-term liquidity needs, we may need to raise additional funds or seek other financing arrangements. Additional funding may not be available on favorable terms or at all. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, products or technologies, we may, from time to time, evaluate potential acquisitions of other businesses, products and technologies. In order to consummate potential acquisitions, we may issue additional securities or need additional equity or debt financing and any such financing may be dilutive to existing investors.


================================================================================
                                                                              20

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================

RECENT ACCOUNTING PRONOUNCEMENT

      In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" or SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as recently amended, is effective for the fiscal year ending March 31, 2002. We do not believe that adopting SFAS No. 133 will have a material effect on our financial position or results of operations.

ITEM 7A: QUALITATIVE AND QUANTITATIVE MARKET RISK

      We develop products in Canada and sell these products in North America and Europe. Generally, our sales are made in local currency, which to date has been mostly United States dollars. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently use derivative instruments to hedge our foreign exchange risk. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure.

RISK FACTORS

      Investing in our common shares will subject you to risks inherent in our business. You should carefully consider the following factors as well as other information contained in this Annual Report on Form 10-K before deciding to invest in our common shares. If any of the risks described below occurs, our business, results of operations and financial condition could be adversely affected. In such cases, the price of our common shares could decline, and you may lose part or all of your investment.

RISKS RELATED TO OUR BUSINESS

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND FORECAST OUR FUTURE OPERATING RESULTS.

      We were incorporated on May 7, 1998, and we first recorded revenues in the quarter ended June 30, 1999. We are still in the early stages of our development and have a limited operating history, making it difficult to evaluate our business and prospects. As a result of our limited operating history, it is difficult or impossible for us to predict future operating results. For example, we cannot forecast operating expenses based on our historical results because our historical results are limited and we, to some extent, forecast expenses based on future revenue projections. Moreover, due to our limited operating history, any evaluation of our business and prospects must be made in light of the risks and uncertainties often encountered by early-stage companies in internet-related markets. Many of these risks are discussed in the sub-headings below, and include our ability to execute our product development activities, implement our sales and marketing initiatives, both domestically and internationally, and attract more clients. We may not successfully address any of these risks.

FACTORS RELATING TO OUR BUSINESS MAKE OUR FUTURE OPERATING RESULTS UNCERTAIN, AND MAY CAUSE THEM TO FLUCTUATE FROM PERIOD TO PERIOD.

      Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter, particularly because our products and services are relatively new and our prospects are uncertain. If our quarterly revenues or operating results fall below the expectations of investors, the price of our common shares could decline substantially. Factors that might cause quarterly fluctuations in our operating results include the risk factors described in the sub-headings below as well as the following:

      -     the timing of new releases of our products;

      - changes in our pricing policies or those of our competitors, including the extent to which we may need to offer discounts to match competitors' pricing;

      - the mix of sales channels through which our products and services are sold;

      -     the mix of our domestic and international sales;

      -     costs related to the customization of our products;

================================================================================
                                                                              21

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================


      - our ability to expand our operations, and the amount and timing of expenditures related to this expansion; and

      - any costs or expenses related to our anticipated move to new corporate offices;

      - our operating results may also be affected by the following factors over which we have little or no control:

            - the evolving and varying demand for interaction-based software products and services for e-businesses, particularly our products and services;

            - the discretionary nature of our clients' purchasing and budgetary cycles;

            - the timing of execution of large contracts that materially affect our operating results; and

            - global economic conditions, as well as those specific to large enterprises with high e-mail volume.

OUR OPERATING EXPENSES ARE RELATIVELY FIXED, WHICH WOULD CAUSE OUR OPERATING RESULTS TO VARY FROM PERIOD TO PERIOD.

      Most of our expenses, such as employee compensation and rent, are relatively fixed in the short term. Moreover, our expense levels are based, in part, on our expectations regarding future revenue levels. As a result, if total revenues for a particular quarter are below our expectations, we cannot proportionately reduce operating expenses for that quarter. Therefore, this revenue shortfall would have a disproportionate effect on our operating results for that quarter.

WE HAVE A HISTORY OF LOSSES, WE MAY INCUR LOSSES IN THE FUTURE AND OUR LOSSES MAY INCREASE BECAUSE OF OUR PLAN TO INCREASE OPERATING EXPENSES.

      Since we began operations in May 1998, we have incurred substantial operating losses in every quarter. As a result of accumulated operating losses, as of March 31, 2000, we had an accumulated deficit of $11.4 million. For the year ended March 31, 2000, we had a net loss of $9.3 million, or 97.8% of total revenues for that period. Our growth in recent periods has been from a limited base of clients, and we may not be able to sustain our growth rate. We expect to continue to increase our operating expenses. As a result, we expect to continue to experience losses and negative cash flow, even if sale of our products and services continues to grow, and we may not generate sufficient revenues to achieve profitability in the future.

      In addition, as a result of our rapid growth, we expect that our losses may increase even more because of additional costs and expenses related to an increase in:

      -     the number of our employees;

      -     research and development activities; and

      -     sales and marketing activities.

WE ARE DEPENDENT UPON A LIMITED NUMBER OF CLIENTS, AND A LOSS OF ANY OF THESE CLIENTS OR A REDUCTION, DELAY OR CANCELLATION IN ORDERS FROM THESE CLIENTS COULD HARM OUR BUSINESS.

      To date, a significant portion of the total revenues has been derived from sales to a small number of clients. In the year ended March 31, 2000, one customer accounted for 15% of our total revenues and no other customer accounted for more than 10% of revenues. We expect that we will continue to be dependent upon a limited number of clients for a significant portion of our revenue in future periods. There can be no assurance that our existing clients or any future clients will continue to use our products. A reduction, delay or cancellation in orders from our clients, including reductions or delays due to market, economic or competitive conditions, could have a materially adverse effect on our business, operating results and financial condition.

DIFFICULTIES IN IMPLEMENTING OUR PRODUCTS COULD HARM OUR BUSINESS.

      Our success depends upon the ability of our staff and our clients to implement our products. This implementation typically involves working with sophisticated software, computing and communications systems. If we experience implementation difficulties or do not meet project milestones in a timely manner, we could be obligated to devote more

================================================================================
                                                                              22

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================

customer support, engineering and other resources to a particular project than anticipated. Some clients may also require us to develop customized features or capabilities. If new or existing clients require more time to deploy our products than is originally anticipated, or require significant amounts of our professional services support or customized features, our revenue recognition could be further delayed and our costs could increase, causing increased variability in our operating results.

OUR PRODUCTS AND SERVICES MAY NOT BE ACCEPTED BY THE MARKETPLACE.

      Of our total revenues of $9.5 million for the year ended March 31, 2000, $8.8 million were derived from licenses of our products and $690,000 was from related services. We are not certain that our target clients will widely adopt and deploy our products and services. Our future financial performance will depend on the successful development, introduction and client acceptance of new and enhanced versions of our products. In the future, we may not be successful in marketing our products and services or any new or enhanced products.

WE EXPECT TO DEPEND ON SALES OF OUR DELANO E-BUSINESS INTERACTION SUITE AND VELOCITY SUITE APPLICATIONS FOR A SUBSTANTIAL MAJORITY OF OUR REVENUES FOR THE FORESEEABLE FUTURE.

      In the year ended March 31, 2000, we derived most of our revenues from licenses of our Delano e-Business Interaction Suite. Although we have added new product offerings and expect to add new product offerings, we expect to continue to derive a substantial majority of our revenues from sales of the Delano e-Business Interaction Suite for the foreseeable future. Implementation of our strategy depends on the Delano e-Business Interaction Suite being able to solve the communication needs of businesses engaging in commercial transactions over the internet or having an internet presence. If current or future clients are not satisfied with the Delano e-Business Interaction Suite, our business and operating results could be seriously harmed.

WE MUST CONTINUE TO DEVELOP ENHANCEMENTS TO OUR PRODUCTS AND NEW APPLICATIONS AND FEATURES THAT RESPOND TO THE EVOLVING NEEDS OF OUR CLIENTS, RAPID TECHNOLOGICAL CHANGE AND ADVANCES INTRODUCED BY OUR COMPETITORS.

      Future versions of hardware and software platforms embodying new technologies and the emergence of new industry standards could render our products obsolete. The market for e-business communications software is characterized by:

      -     rapid technological change;

      -     frequent new product introductions;

      -     changes in customer requirements; and

      -     evolving industry standards.

      Our products are designed to work on, or interoperate with, a variety of operating systems used by our clients. However, our software may not operate correctly on evolving versions of operating systems, or the hardware upon which, or with which, they are intended to run or interoperate, programming languages, databases and other systems that our clients use. For example, because the server component of the current versions of our products run only on the Windows NT operating system from Microsoft, we must develop products and services that are compatible with UNIX and other operating systems to meet the demands of our clients. If we cannot successfully develop these products in response to client demands or improve our existing products to keep pace with technological changes, our business could suffer.

      We must continually improve the performance, features and reliability of our products, particularly in response to competitive offerings. Our success depends, in part, on our ability to enhance our existing software and to develop new services, functionality and technologies that address the increasingly sophisticated and varied needs of our prospective clients. If we do not properly identify the feature preferences of prospective clients, or if we fail to deliver features that meet the requirements of these clients on a timely basis, our ability to market our products successfully and to increase our revenues will be impaired.

DELAYS IN INTRODUCING NEW AND ENHANCED PRODUCTS COULD HARM OUR BUSINESS.

      The development of proprietary technologies and necessary service enhancements entail significant technical and business risks and requires substantial expenditures and lead time. If we experience product delays in the future we may face:

================================================================================
                                                                              23

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================

      -     customer dissatisfaction;

      -     cancellation of orders and license agreements;

      -     negative publicity;

      -     loss of revenues;

      -     slower market acceptance; and

      -     legal action by clients against us.

      In the future, our efforts to remedy product delays may not be successful and we may lose clients as a result. Delays in bringing to market new products or product enhancements could be exploited by our competitors. If we were to lose market share as a result of lapses in our product development, our business would suffer.

INTENSE COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL PERFORMANCE.

      The market for our products and services is intensely competitive, evolving and subject to rapid technological change. We expect the intensity of competition to increase in the future. Increased competition may result in price reductions, reduced gross margins and loss of market share. The market for e-business communications software is new and intensely competitive. There are no substantial barriers to entry in this emerging market segment, and we expect established or new entities to enter this market segment in the near future.

      We currently face competition for our products principally from systems designed by in-house and third-party development efforts. In addition, some of our competitors who currently offer licensed software products are now beginning to offer online offerings, which involve providing software on a rental basis hosted on the hardware of an application service provider, or ASP. We currently do not offer online offerings in any material way.

      Our competitors include companies providing software that is focused on a few operational or functional areas, such as eGain Communications and Kana Communications. We also compete with companies that provide customer management and communications solutions, such as Siebel Systems and Vantive. Furthermore, established enterprise software companies, including Hewlett-Packard, IBM and Microsoft, may leverage their existing relationships and capabilities to offer e-business communications software that competes with our products. We believe competition will increase as our current competitors increase the sophistication of their offerings and as new participants enter the market. We may also face competition from web application servers, messaging server platform solutions, e-mail application vendors and e-mail service bureaus.

      Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. We may lose potential clients to competitors for various reasons, including the ability or willingness of our competitors to offer lower prices and other incentives that we cannot match. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition may increase as a result of industry consolidations. We may not be able to compete successfully against current and future competitors, and competitive pressures may seriously harm our business.

THE DELANO E-BUSINESS INTERACTION SUITE ENABLES THIRD PARTIES TO DEVELOP APPLICATIONS THAT COMPETE WITH OUR APPLICATIONS.

      Third parties have the ability to develop their own applications on top of the Delano e-Business Interaction Suite. The applications of these third parties could compete with products developed by us or services which we offer now or will offer in the future. If our target clients do not widely adopt and purchase our products, or if third parties compete with applications developed by us, our business would suffer.

================================================================================
                                                                              24

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================


FAILURE TO ATTRACT AND RETAIN ADDITIONAL QUALIFIED PERSONNEL COULD ADVERSELY AFFECT OUR EXPANSION PLANS.

      We intend to continue to increase the number of our sales and marketing, engineering, professional services and product management personnel significantly over the next 12 months. Competition for these individuals is intense in our industry, particularly in the Toronto area where we are headquartered, and there are a limited number of experienced people available with the necessary technical skills. Our ability to increase revenues in the future depends considerably upon our success in recruiting, training and retaining additional direct sales personnel and the success of the direct sales force. Our business will be harmed if we fail to hire or retain qualified sales personnel, or if newly hired salespeople fail to develop the necessary sales skills or develop these skills more slowly than we anticipate. We also are substantially dependent upon our ability to develop new products and enhance existing products, and we may not be able to hire and retain highly qualified research and development personnel. Similarly, our failure to attract and retain the highly trained personnel that are integral to our professional services group, which is responsible for the implementation and customization of, and technical support for, our products and services, may limit the rate at which we can develop and install new products or product enhancements, which would harm our business.

THE LOSS OF ANY OF OUR EXECUTIVE OFFICERS COULD ADVERSELY AFFECT OUR BUSINESS.

      Our future success depends to a significant degree on the skills, experience and efforts of our executive officers. In particular, we depend upon the continued services of John Foresi, our President and Chief Executive Officer, and Bahman Koohestani, our Executive Vice-President, Products and Chief Technology Officer and a founder of Delano. Although we have purchased Cdn$500,000 (approximately $346,000) life insurance benefiting Delano on these two individuals, the loss of the services of either of these individuals could significantly harm our business and operations.

      We have not entered into employment agreements with our executive officers which would require them to work solely for us on a long-term basis. If any of our executive officers left or was seriously injured and unable to work and we were unable to find a qualified replacement, our business could be harmed.

FAILURE TO INTEGRATE OUR EXECUTIVE TEAM MAY INTERFERE WITH OPERATIONS.

      Our executive team has largely been hired in the past year. To integrate into our company, these individuals must spend a significant amount of time developing interpersonal relationships and learning our business model and management system, in addition to performing their regular duties. Accordingly, the integration of new personnel has resulted, and may continue to result, in some disruption of our ongoing operations.

WE HAVE EXPERIENCED RAPID GROWTH WHICH HAS PLACED A STRAIN ON OUR RESOURCES, AND ANY FAILURE TO MANAGE OUR GROWTH EFFECTIVELY MAY CAUSE OUR BUSINESS TO SUFFER.

      Our ability to offer our products and services successfully in a rapidly evolving market requires an effective planning and management process. We have limited experience in managing rapid growth. We are experiencing a period of growth that is placing a significant strain on our managerial, financial and personnel resources. On March 31, 2000, we had a total of 281 full-time employees compared to 55 on March 31, 1999. We expect to continue to hire new employees at a rapid pace. Our business will suffer if this growth continues and we fail to manage this growth. Any additional growth will further strain our management, financial, personnel and other resources. To manage any future growth effectively, we must improve our financial and accounting systems, controls, reporting systems and procedures, integrate new personnel and manage expanded operations. Any failure to do so could negatively affect the quality of our products, our ability to respond to our clients and retain key personnel, and our business in general.

OUR FUTURE REVENUE GROWTH COULD BE IMPAIRED IF WE ARE UNABLE TO DEVELOP ADDITIONAL DISTRIBUTION CHANNELS FOR OUR PRODUCTS.

      We believe that our success in penetrating our target markets depends in part on our ability to enter into agreements with established third-party distribution companies, consulting organizations and software vendors relating to the distribution of our products. We have recently entered into non-exclusive distribution agreements with various parties, including Clarify, Hewlett-Packard, Macromedia, Deloitte Consulting and PricewaterhouseCoopers. Since these agreements are non-exclusive and normally terminable without penalty on short notice, some third parties may choose to discontinue working with us or may decide to work with our competitors. We derive revenues from these agreements through the sale of licenses. For the year ended March 31, 2000, we derived 15% of our total revenues from a single sale through one of these agreements. We may not be able to derive significant revenues in the future from these agreements.

================================================================================
                                                                              25

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================

WE MAY SEEK TO GROW BY MAKING ACQUISITIONS, BUT WE HAVE NEVER ACQUIRED ANOTHER BUSINESS AND WE MAY NOT BE ABLE TO SUCCESSFULLY COMPLETE ANY ACQUISITIONS WE UNDERTAKE OR INTEGRATE ANY ACQUIRED BUSINESS WITH OUR OWN.

      We intend to consider investments in complementary companies, products or technologies. If we undertake an acquisition or investment, we may not realize the anticipated benefits. If we buy a company, we may not be able to successfully assimilate the acquired personnel, operations, technology and products into our business. In particular, we will need to assimilate and retain key technical, professional services, sales and marketing personnel. In addition, acquired products or technology will have to be integrated into our products and technology, and it is uncertain whether we may accomplish this. These difficulties could disrupt our ongoing business, distract our management and employees or increase our expenses. In connection with a merger, or acquisition for shares, the issuance of these securities may be dilutive to our existing shareholders or affect profitability. Furthermore, we may have to issue equity or incur debt to pay for future acquisitions or investments, the issuance of which could be dilutive to us or our existing shareholders or affect our profitability. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other acquired intangible assets.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO GROW OUR BUSINESS, WHICH WE MAY NOT BE ABLE TO DO.

      Our future liquidity and capital requirements are difficult to predict because they depend on numerous factors, including the success of our existing and new service offerings as well as competing technological and market developments. As a result, we may not be able to generate sufficient cash from our operations to meet additional working capital requirements, support additional capital expenditures or take advantage of acquisition opportunities. Accordingly, we may need to raise additional capital in the future. Our ability to obtain additional financing will be subject to a number of factors, including market conditions and our operating performance. These factors may make the timing, amount, terms and conditions of additional financing unattractive for us. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs. If we are unable to raise additional funds when needed, our ability to operate and grow our business could be impeded.

TECHNICAL PROBLEMS WITH INTERNAL OR OUTSOURCED COMPUTER AND COMMUNICATIONS SYSTEMS COULD RESULT IN REDUCED REVENUES AND HARM TO OUR REPUTATION.

      The success of our online support services depends on the efficient and uninterrupted operation of our own and outsourced computer and communications hardware and software systems. These systems and operations are vulnerable to damage or interruption from human error, natural disasters, telecommunications failures, break-ins, sabotage, computer viruses and similar adverse events. Our operations depend on our ability to protect our systems against damage or interruption. We cannot guarantee that our internet access will be uninterrupted, error-free or secure. We have no formal disaster recovery plan in the event of damage or interruption, and our insurance policies may not adequately compensate us for losses that we may incur. Any system failure that causes an interruption in our service or a decrease in responsiveness could harm our relationships with our clients and result in reduced revenues.

FAILURE TO SELL ONLINE SERVICES MAY IMPAIR OUR FUTURE REVENUE GROWTH.

    We currently focus primarily on software sales rather than online offerings. Our competitors may move to a heavier emphasis on online offerings, and our failure to focus on it at an early stage may make it difficult to compete if online offerings become a dominant means of generating revenues within the industry. In addition, although our sales force sells both our software products and online offerings, the skills necessary to market and sell online offerings are different than those relating to our software products. As a result, our sales and marketing groups may not be able to maintain or increase the level of sales of our online offerings.

A DECLINE IN OUR LICENSE REVENUES COULD CAUSE A DECLINE IN OUR SERVICE REVENUES.

      Our products are designed to enable customers to rapidly develop and deploy e-business communication applications. Where desirable, our professional services group can assist our clients internal IT personnel to implement our products. Because the revenues associated with these services are largely correlated with the licensing of our products, a decline in license revenues could also cause a decline in our service revenues.

================================================================================
                                                                              26

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================

CONFLICTS BETWEEN OUR PRODUCTS AND OTHER VENDORS' PRODUCTS COULD HARM OUR BUSINESS AND REPUTATION.

      Our clients generally use our products together with products from other companies. As a result, when problems occur in the network, it may be difficult to identify the source of the problem. Even when these problems are not caused by our products, they may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems.

OUR SUCCESS DEPENDS ON OUR ABILITY TO PROTECT OUR PROPRIETARY RIGHTS.

      We rely on contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. None of our trademarks is registered, nor do we have any trademark applications pending. We currently have no patent applications pending relating to our software. Despite any precautions that we take to protect our intellectual property:

      - laws and contractual restrictions may be insufficient to prevent misappropriation of our technology or deter others from developing similar technologies;

      - current laws that prohibit software copying provide only limited protection from software "pirates", and effective trademark, copyright and trade secret protection may be unavailable or limited in foreign countries;

      - other companies may claim common law trademark rights based upon state, provincial or foreign laws that precede any registrations we may receive for our trademarks; and

      - policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we may be unable to determine the extent of this unauthorized use.

      It is possible that our intellectual property rights could be successfully challenged by one or more third parties, which could result in our inability to exploit, or our loss of the right to prevent others from exploiting, certain intellectual property. We are aware that certain of our competitors have filed patent applications.

      Also, the laws of other countries in which we market our products may offer little or no effective protection of our technology. Reverse engineering, unauthorized copying or other misappropriation of our technology could enable third parties to benefit from our technology without paying us for it, which would significantly harm our business.

WE RELY ON SOFTWARE LICENSED TO US BY THIRD PARTIES FOR FEATURES WE INCLUDE IN OUR PRODUCTS.

      We use and in the future will use certain software technologies and other information that we license or otherwise acquire from third parties, usually on a non-exclusive basis, including software that is integrated with our internally developed software and used in our products to perform what may be important functions. If we are not able to continue to use the third-party software and technologies, or if they fail to adequately update and support their products, we could suffer delays or reductions in shipments of our products until alternative software and technologies could be identified, which could adversely affect our business and financial condition.

CLAIMS BY OTHER COMPANIES THAT OUR PRODUCTS INFRINGE THEIR PROPRIETARY RIGHTS COULD ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS AND INCREASE OUR COSTS.

      Substantial litigation over intellectual property rights exists in our industry. We expect that software in our industry may be increasingly subject to third-party infringement claims as the number of competitors grow and the functionality of products in different industry segments overlap. Third parties may currently have, or may eventually be issued patents that our products or technology infringe.

      Any of these third parties might make a claim of infringement against us. Many of our software license agreements require us to indemnify our clients and suppliers from any claim or finding of intellectual property infringement. Any litigation, brought by us or others, could result in the expenditure of significant financial resources and the diversion of management's time and efforts. In addition, litigation in which we are accused of infringement might cause negative publicity, have an impact on prospective clients, cause product shipment delays, require us to develop non-infringing technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed.


================================================================================
                                                                              27

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================

OUR INSURANCE MAY NOT BE SUFFICIENT TO COVER ALL POTENTIAL PRODUCT LIABILITY AND WARRANTY CLAIMS.

      Our products are integrated into our clients' networks. The sale and support of our products results in the risk of product liability or warranty claims based on damage to these networks. In addition, the failure of our products to perform to client expectations could give rise to warranty claims. Although we carry general liability insurance, our insurance would likely not cover potential claims of this type or may not be adequate to protect us from all liability that may be imposed.

OUR PRODUCTS COULD CONTAIN UNDETECTED DEFECTS OR ERRORS.

      We face the possibility of higher costs as a result of the complexity of our products and the potential for undetected errors. Due to the mission-critical nature of our products and services, undetected errors are of particular concern. We have only a limited number of clients that test new features and the functionality of our software before we make these features and functionalities generally available. If our software contains undetected errors or we fail to meet our clients' expectations in a timely manner, we could experience:

      - loss of, or delay in revenues expected from the new product and an immediate and significant loss of market share;

      - loss of existing clients that upgrade to the new product and of new clients;

      -     failure to achieve market acceptance;

      -     diversion of development resources;

      -     injury to our reputation;

      -     increased service and warranty costs;

      -     legal actions by clients against us; and

      -     increased insurance costs.

      A product liability claim could harm our business by increasing our costs, damaging our reputation and distracting our management.

OUR INTERNATIONAL EXPANSION EFFORTS MAY NOT BE SUCCESSFUL.

      Our operations outside the United States and Canada are located in the United Kingdom and, to date, have been limited. We plan to expand our existing international operations and establish additional facilities in other parts of the world, including continental Europe and Asia. However, we have not yet determined which cities or countries will be the locations for our international expansion. The expansion of our existing international operations and entry into additional international markets are key parts of our growth strategy and will require significant management attention and financial resources. In addition, to expand our international sales operations, we will need to, among other things:

      - expand our international sales channel management and support organizations;

      - develop relationships with international service providers and additional distributors and systems integrators; and

      -     customize our products for local markets.

      Our investments in facilities in other countries may not produce desired levels of revenues. Even if we are able to expand our international operations successfully, we may not be able to maintain or increase international market demand for our products.

OUR BUSINESS MAY SUFFER IF WE FAIL TO ADAPT APPROPRIATELY TO THE CHALLENGES ASSOCIATED WITH OPERATING INTERNATIONALLY.

      Expanding our operations outside the United States and Canada subjects us to numerous inherent potential risks associated with international operations. These risks include greater difficulty in accounts receivable collection, the burden of complying with multiple and conflicting regulatory requirements, foreign exchange controls, longer payment cycles,

================================================================================
                                                                              28

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================

import and export restrictions and tariffs, potentially adverse tax consequences, and political and economic instability, any of which could impair our sales and results of operations. In addition, our ability to expand our business in certain countries will require modification of our products, particularly domestic language support.

      Our international operations will increase our exposure to international laws and regulations. If we cannot comply with foreign laws and regulations, which are often complex and subject to variation and unexpected changes, we could incur unexpected costs and potential litigation. For example, the governments of foreign countries might attempt to regulate our products and services or levy sales or other taxes relating to our activities. In addition, foreign countries may impose tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult to conduct our business. The European Union, in which we have a sales office, recently enacted its own privacy regulations that may result in limits on the collection and use of certain user information, which, if applied to the sale of our products and services, could negatively impact our results of operations.

FLUCTUATIONS IN EXCHANGE RATES MAY AFFECT OUR OPERATING RESULTS.

      A substantial portion of our revenues are now, and are expected to continue to be, realized in currencies other than Canadian dollars. Our operating expenses are primarily paid in Canadian dollars. Fluctuations in the exchange rate between the Canadian dollar and these other currencies may have a material effect on our results of operations. In particular, we may be adversely affected by a significant strengthening of the Canadian dollar against the U.S. dollar. We do not currently engage in currency hedging activities. We have not yet, but may in the future, experience significant foreign exchange rate losses, especially to the extent that we do not engage in hedging.

IF WE ARE OR BECOME A PASSIVE FOREIGN INVESTMENT COMPANY WE MAY NOT BE ABLE TO SATISFY RECORD-KEEPING REQUIREMENTS, WHICH COULD HAVE ADVERSE U.S. TAX CONSEQUENCES TO YOU.

      The rules governing passive foreign investment companies can have significant effects on U.S. investors. We could be classified as a passive foreign investment company if, for any taxable year, either:

      - 75% or more of our gross income is passive income, which includes interest, dividends and some types of rents and royalties; or

      - the average percentage, by fair market value, or, in some cases, by adjusted tax basis, of our assets that produce or are held for the production of passive income is 50% or more.

      Distributions which constitute "excess distributions," as defined in
Section 1291 of the Internal Revenue Code, from a passive foreign investment company and dispositions of shares of a passive foreign investment company are subject to the highest rate of tax on ordinary income in effect and to an interest charge based on the value of the tax deferred during the period during which the shares are owned. However, these rules generally will not apply if the U.S. investor elects to treat the passive foreign investment company as a qualified electing fund under Section 1295 of the Internal Revenue Code.

      If we are or become a passive foreign investment company we may not be able to satisfy record-keeping requirements that would permit you to make a qualified electing fund election.

RISKS RELATED TO OUR INDUSTRY

OUR FUTURE REVENUES AND PROFITS DEPEND ON THE CONTINUED GROWTH IN USE AND EFFICIENT OPERATION OF THE INTERNET AND E-MAIL.

      We sell our products and services primarily to organizations that receive large volumes of e-mail and communications over the web. Consequently, our future revenues and profits, if any, substantially depend upon the continued acceptance and use of the web and e-mail, which are evolving as communications media. Rapid growth in the use of e-mail is a recent phenomenon and may not continue. As a result, a broad base of enterprises that use e-mail as a primary means of communication may not develop or be maintained. Moreover, companies that have already invested significant resources in other methods of communications with customers, such as call centers, may be reluctant to adopt a new strategy that may limit or compete with their existing investments. If businesses do not continue to accept the web and e-mail as communications media, our business would suffer.

================================================================================
                                                                              29

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================


GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES RELATING TO THE INTERNET COULD DISCOURAGE COMMUNICATION BY E-MAIL OR OTHER INTERNET-BASED COMMUNICATIONS FACILITATED BY OUR PRODUCTS.

      Due to the increasing popularity and use of the internet, it is possible that Canadian and U.S. federal, Canadian provincial, U.S. state, and other foreign regulators could adopt laws and regulations that impose additional burdens on those companies that conduct business online. These laws and regulations could discourage communication by e-mail or other internet-based communications facilitated by our products, which could reduce demand for our products and services.

      The growth and development of the market for online services may prompt calls for more stringent consumer protection laws or laws that may inhibit the use of internet-based communications or the information contained in these communications. The adoption of any additional laws or regulations may slow the growth of the internet. A decline in the growth of the internet, particularly as it relates to online communication, could decrease demand for our products and services and increase our cost of doing business, or otherwise harm our business.

YEAR 2000 COMPLICATIONS MAY DISRUPT OUR OPERATIONS AND HARM OUR BUSINESS.

      Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates.

      We continue to monitor our software, the software we license for our internal use, the systems that operate in conjunction with our software and our internal and external systems for Year 2000 failures. We still may discover Year 2000 compliance problems in our systems that will require substantial revision. In addition, third-party software, hardware or services incorporated into our products and services may need to be revised or replaced, all of which could be time-consuming and expensive and result in the following, any of which could have a material adverse effect on our business including:

      -     delay or loss of revenue;

      -     cancellation of client contracts;

      -     diversion of development resources;

      -     damage to our reputation;

      -     increased service and warranty costs; and

      -     litigation costs.

BECAUSE WE ARE A CANADIAN COMPANY, IT MAY BE DIFFICULT FOR YOU TO ENFORCE AGAINST US LIABILITIES BASED SOLELY UPON THE FEDERAL SECURITIES LAWS OF THE UNITED STATES.

      We have been incorporated under the laws of the Province of Ontario, and our executive offices are located in Ontario. Many of our directors, controlling persons and officers, and representatives of the experts named in this Annual Report on Form 10-K, are residents of Canada and a substantial portion of their assets and a majority of our assets are located outside the United States. Consequently, it may be difficult for you to enforce against us or any of our directors, controlling persons, officers or experts who are not resident in the United States, liabilities based solely upon the federal securities laws of the United States.

OUR BOARD OF DIRECTORS MAY ISSUE, WITHOUT SHAREHOLDER APPROVAL, PREFERENCE SHARES THAT HAVE RIGHTS AND PREFERENCES SUPERIOR TO THOSE OF COMMON SHARES AND THAT MAY DELAY OR PREVENT A CHANGE OF CONTROL.

      Our articles of incorporation allow the issuance an unlimited number of preference shares in one or more series. After the offering, there will be no preference shares outstanding. However, our board of directors may set the rights and preferences of any class of preference shares in its sole discretion without the approval of the holders of common shares. The rights and preferences of these preference shares may be superior to those of the common shares. Accordingly, the issuance of preference shares may adversely affect the rights of holders of common shares. The issuance of preference shares also could have the effect of delaying or preventing a change of control of our company.


================================================================================
                                                                              30

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================

WE DO NOT INTEND TO PAY ANY DIVIDENDS ON OUR COMMON SHARES.

We have not paid any cash dividends on our shares and we currently do not have any plans to pay dividends on our shares. In addition, our lease line of credit specifically prohibits the payment of dividends on our shares.


================================================================================
                                                                              31

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================


ITEM 8: DELANO TECHNOLOGY CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                                                    PAGE
                                                                                    ----
Independent Auditor's Report......................................................   33
Consolidated Balance Sheets.......................................................   34
Consolidated Statements of Operations.............................................   35
Consolidated Statements of Shareholders' Equity (Deficiency)......................   36
Consolidated Statements of Cash Flows.............................................   37
Notes to Consolidated Financial Statements........................................   38
Schedule II - Valuation and Qualifying Accounts ..................................   47

================================================================================
                                                                              32

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Delano Technology Corporation.

We have audited the consolidated financial statements of Delano Technology Corporation as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material mis-statement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delano Technology Corporation as of March 31, 1999 and March 31, 2000, and the results of its operations and its cash flows for the period from May 7, 1998 (date of inception) to March 31, 1999 and the year ended March 31, 2000, in conformity with generally accepted accounting principles in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

On April 14, 2000, we reported separately to the shareholders of Delano Technology Corporation on the consolidated financial statements for the same period, prepared in accordance with Canadian generally accepted accounting principles.

Chartered Accountants

/s/ KPMG LLP
Toronto, Canada
April 14, 2000


================================================================================
                                                                              33

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================



                          DELANO TECHNOLOGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                  (DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS)



                                                                                             MARCH 31,      MARCH 31,
                                                                                               1999           2000
                                                                                             ---------     ----------
ASSETS
Current assets:
   Cash and cash equivalents.......................................................          $   1,989     $   82,370
   Short-term investments..........................................................                 --         29,154
   Accounts receivable trade, net of allowance for doubtful accounts of nil at March
   31, 1999, and $200 at March 31, 2000............................................                 --          3,910
   Investment tax credits receivable...............................................                201            292
   Prepaid expenses and other......................................................                 65          1,808
                                                                                             ---------     ----------
     Total current assets..........................................................              2,255        117,534
Property and equipment.............................................................                318          2,373
                                                                                             ---------     ----------
Total assets.......................................................................          $   2,573     $  119,907
                                                                                             =========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
   Accounts payable and accrued liabilities........................................          $     518     $    5,954
   Deferred revenue................................................................                100            961
   Current portion of obligations under capital leases.............................                 30            209
                                                                                             ---------     ----------
     Total current liabilities.....................................................                648          7,124
Long-term liabilities:
   Obligations under capital leases................................................                 66            222
                                                                                             ---------     ----------
Total liabilities..................................................................                714          7,346
Class A redeemable convertible special shares:
   Authorized: Unlimited
   Issued and outstanding:
     4,000,000 shares at March 31, 1999 and nil at March 31, 2000
     redemption amount-- $1,000 plus 8% cumulative dividends.......................              1,047             --
Class B redeemable convertible special shares:
   Authorized: Unlimited
   Issued and outstanding:
     3,789,476 shares at March 31, 1999 and nil at March 31, 2000
     redemption amount-- $2,400 plus 8% cumulative dividends.......................              2,434             --
Shareholders' equity (deficiency):
   Capital stock:
     Preference shares:
       Authorized: Unlimited
       Issued and outstanding:
       Nil at March 31, 1999 and 2000
     Common shares:
       Authorized: Unlimited
       Issued and outstanding:
       6,000,000 shares at March 31, 1999 and 29,929,833
       shares at March 31, 2000....................................................                433        133,006
   Warrant.........................................................................                126            126
   Deferred stock-based compensation...............................................               (386)        (8,851)
   Accumulated other comprehensive losses..........................................                 (5)          (340)
   Deficit.........................................................................             (1,790)       (11,380)
                                                                                             ---------     ----------
     Total shareholders' equity (deficiency).......................................             (1,622)       112,561
                                                                                             ---------     ----------
Total liabilities and shareholders' equity (deficiency)............................          $   2,573     $  119,907
                                                                                             =========     ==========

          See accompanying notes to consolidated financial statements.

================================================================================
                                                                              34

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================

                          DELANO TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
     (DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                                          PERIOD FROM
                                                                                          MAY 7, 1998        YEAR
                                                                                        (INCEPTION) TO       ENDED
                                                                                           MARCH 31,        MARCH 31,
                                                                                             1999            2000
                                                                                          ---------        ---------
Revenues:
   Products.......................................................................               --        $   8,799
   Services.......................................................................               --              690
                                                                                          ---------        ---------
     Total revenues...............................................................               --            9,489
                                                                                          ---------        ---------
Cost of revenues:
   Products.......................................................................               --               59
   Services.......................................................................               --            1,239
                                                                                          ---------        ---------
     Total cost of revenues.......................................................               --            1,298
                                                                                          ---------        ---------
Gross profit......................................................................               --            8,191
                                                                                          ---------        ---------
Operating expenses:
   Sales and marketing............................................................        $     554           11,732
   Research and development.......................................................              797            3,649
   General and administrative.....................................................              180            1,515
   Amortization of deferred stock-based compensation..............................              171            1,671
                                                                                          ---------        ---------
     Total operating expenses.....................................................            1,702           18,567
                                                                                          ---------        ---------
Loss from operations..............................................................           (1,702)         (10,376)
Interest income, net..............................................................               13            1,099
                                                                                          ---------        ---------
Loss before provision for income taxes............................................           (1,689)          (9,277)
Provision for income taxes........................................................               --               --
                                                                                          ---------        ---------
Loss for the period...............................................................           (1,689)          (9,277)
   Less: accretion of dividends on redeemable convertible
   special shares.................................................................             (101)            (313)
                                                                                          ---------        ---------
   Loss applicable to common shares...............................................        $  (1,790)       $  (9,590)
                                                                                          =========        =========
Basic and diluted loss per common share...........................................        $   (2.40)       $   (1.50)
                                                                                          =========        =========
Shares used in computing basic and diluted loss per
common share (in thousands).......................................................              746            6,381
                                                                                          =========        =========

          See accompanying notes to consolidated financial statements.


================================================================================
                                                                              35

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================


                          DELANO TECHNOLOGY CORPORATION

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                  (DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS)


                                       COMMON SHARES
                                  -----------------------                               ACCUMULATED                  TOTAL
                                                                           DEFERRED        OTHER                  SHAREHOLDERS'
                                                                         STOCK-BASED   COMPREHENSIVE                 EQUITY
                                    NUMBER        AMOUNT      WARRANT   COMPENSATION       LOSSES       DEFICIT   (DEFICIENCY)
                                  ----------    ---------    --------   ------------   -------------    -------   ------------
Balances, May 7, 1998.........            --           --          --           --           --             --            --
Issuance of common shares.....     6,000,000    $       2          --           --           --             --     $       2
Deferred stock-based
compensation..................            --          431    $    126    $    (557)          --             --            --
Amortization of deferred
stock-based compensation......            --           --          --          171           --             --           171
Accretion of dividends on
redeemable convertible special
shares........................            --           --          --           --           --      $    (101)         (101)
Other comprehensive losses....            --           --          --           --      $    (5)            --            (5)
Loss for the period...........            --           --          --           --           --         (1,689)       (1,689)
                                  ----------    ---------    --------    ---------      -------      ---------     ---------
Balances, March 31, 1999......     6,000,000          433         126         (386)          (5)        (1,790)       (1,622)
Issuance of common shares.....     6,250,000      103,855          --           --           --             --       103,855
Issuance of common shares on
conversion of Class A special
shares........................     6,000,000        1,158          --           --           --             --         1,158
Issuance of common shares on
conversion of Class B special
shares........................     5,684,198        2,693          --           --           --             --         2,693
Issuance of common shares on
conversion of special
warrants .....................     6,490,385       14,703          --           --           --             --        14,703
Deferred stock-based
compensation..................            --       10,136          --      (10,136)          --             --            --
Repurchase of common
shares........................      (750,000)          --          --           --           --             --            --
Amortization of deferred
stock-based compensation......            --           --          --        1,671           --             --         1,671
Accretion of dividends on
redeemable convertible special
shares........................            --           --          --           --           --           (313)         (313)
Exercise of stock options.....       255,250           28          --           --           --             --            28
Other comprehensive losses....            --           --          --           --         (335)            --          (335)
Loss for the period...........            --           --          --           --           --         (9,277)       (9,277)
                                  ----------    ---------    --------    ---------      -------      ---------     ---------
Balances, March 31, 2000...       29,929,833    $ 133,006    $    126    $  (8,851)     $  (340)     $ (11,380)    $ 112,561
                                  ==========    =========    ========    =========      =======      =========     =========


          See accompanying notes to consolidated financial statements.


================================================================================
                                                                              36

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================



                          DELANO TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS)


                                                                                         PERIOD FROM
                                                                                          MAY 7, 1998         YEAR
                                                                                        (INCEPTION) TO        ENDED
                                                                                           MARCH 31,         MARCH 31,
                                                                                              1999             2000
                                                                                           --------          --------
Cash provided by (used in):
Operating activities:
   Loss for the period............................................................         $ (1,689)         $ (9,277)
   Depreciation and amortization which does not
   involve cash...................................................................               33               299
   Amortization of deferred stock-based compensation..............................              171             1,671
   Changes in non-cash operating working capital:
     Accounts receivable trade....................................................               --            (3,852)
     Investment tax credits receivable............................................             (200)              (82)
     Prepaid expenses and other...................................................              (65)           (1,715)
     Accounts payable and accrued liabilities.....................................              516             5,335
     Deferred revenue.............................................................               99               844
                                                                                           --------          --------
   Net cash used in operating activities..........................................           (1,135)           (6,777)
Financing activities:
   Issuance of redeemable convertible special shares..............................            3,375                --
   Issuance of common shares......................................................                2           103,398
   Issuance of special warrants...................................................               --            14,436
   Proceeds from bank loan........................................................               --               156
   Repayment of bank loan.........................................................               --              (156)
   Repayment of obligations under capital leases..................................               (2)             (126)
                                                                                           --------          --------
   Net cash provided by financing activities......................................            3,375           117,708
Investing activities:
   Additions to property and equipment............................................             (251)           (1,859)
   Purchase of short-term investments.............................................               --           (29,154)
                                                                                           --------          --------
   Cash used in investing activities..............................................             (251)          (31,013)
Effect of currency translation of cash balances...................................               --               463
                                                                                           --------          --------
Increase in cash and cash equivalents.............................................            1,989            80,381
Cash and cash equivalents, beginning of period....................................               --             1,989
                                                                                           --------          --------
Cash and cash equivalents, end of period..........................................         $  1,989          $ 82,370
                                                                                           ========          ========

          See accompanying notes to consolidated financial statements.

================================================================================
                                                                              37

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================


                          DELANO TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION OF THE COMPANY

      Delano Technology Corporation (the "Company") was incorporated on May 7, 1998 and commenced commercial operations during the quarter ended June 30, 1999. The Company develops and markets communications software that enables companies to use e-mail and the internet for business interactions.

2.    SIGNIFICANT ACCOUNTING POLICIES

      These financial statements are stated in U.S. dollars, except where otherwise noted. They have been prepared in accordance with accounting principles generally accepted in the United States.

      These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated.

a.    Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

b.    Cash and Cash Equivalents

      All highly liquid investments, with an original maturity of three months or less at the date of acquisition, are classified as cash equivalents.

c.    Short-term investments

      The Company's short-term investments include highly liquid instruments with an original maturity of 90 days or more and are carried at cost, which approximates their fair value.

d.    Property and Equipment

      Property and equipment are stated at cost, net of accumulated depreciation and amortization, and are amortized over their estimated useful lives. Expenditures for maintenance and repairs have been charged to the statement of operations as incurred. Depreciation and amortization are computed using the straight-line method as follows:

      Furniture and office equipment...............................         33%
      Computer hardware............................................         33%
      Computer software............................................         50%

      The Company regularly reviews the carrying values of its property and equipment by comparing the carrying amount of the asset to the expected future cash flows to be generated by the asset. If the carrying value exceeds the amount recoverable a writedown is charged to the statement of operations.

e.    Revenue Recognition

      The Company recognizes revenue in accordance with the provisions of the American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" ("SOP No. 97-2") and related provisions as amended by SOP 98-9. The Company's revenues are derived from product elements, comprised primarily of license fees and service elements, which include postcontract customer support ("PCS"), installation, training, consulting and other services. Fees for services are generally billed separately from licenses of the Company's products. In cases where the Company sells a multi-element arrangement, the fees are allocated to the elements based on Company-specific objective evidence of each element's fair value.


================================================================================
                                                                              38

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================


      Revenue from product elements, consisting primarily of license fees, is recognized pursuant to a contract or purchase order, when each element is delivered to the customer and collection of the related receivable is deemed probable by management. Reserves for product returns and sales allowances are estimated and provided for at the time of sale. Such reserves are based upon management's evaluation of historical experience and current industry trends.

      Revenue from service elements includes PCS which is recognized ratably over the term of the agreement, which is typically twelve months. Revenues from installation, training, consulting and other services are recognized when the services are performed. Losses on professional services contracts, if any, are recognized at the time such losses are identified.

      Product and service elements that have been prepaid but do not yet qualify for recognition as revenue under the Company's revenue recognition policy are reflected as deferred revenue on the Company's balance sheet.

f.    Currency Translation

      Monetary assets and liabilities of the Company and of its wholly owned subsidiaries, which are integrated foreign operations, that are denominated in foreign currencies are translated into Canadian dollars (which is considered to be the measurement currency) at the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated at the historical exchange rate. Transactions included in operations are translated at the average rate for the period. Exchange gains and losses resulting from the translation of these foreign denominated amounts are reflected in the consolidated statement of operations in the period in which they occur. As the Company's reporting currency is the U.S. dollar, the Company translates consolidated assets and liabilities denominated in Canadian dollars into U.S. dollars at the exchange rate prevailing at the balance sheet date, and the consolidated results of operations at the average rate for the period. Cumulative translation adjustments are included as a separate component of shareholders' equity (deficiency).

g.    Research and Development Expenses

      Costs related to research, design and development of products are charged to research and development expense as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. To date, completing a working model of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized any software development costs since such costs have not been significant.

h.    Investment Tax Credits

      The Company is entitled to Canadian federal and provincial investment tax credits which are earned as a percentage of eligible current and capital research and development expenditures incurred in each taxation year. Certain investment tax credits are fully refundable to the Company. All other investment tax credits are available to be applied against future income tax liabilities, subject to a 10-year carry forward period. Investment tax credits are accounted for as a reduction of the related expenditure for items of a current nature and a reduction of the related asset cost for items of a long-term nature, provided that the Company has reasonable assurance that the tax credits will be realized.

i.    Income Taxes

      Under the asset and liability method of Statement of Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period that includes the enactment date.

j.    Stock-based Compensation

      The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations, in accounting for its employee stock options because the alternative fair value accounting provided for under Financial Accounting Standards Board, Statement No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, deferred stock-based compensation is recorded at the option grant date in an


================================================================================
                                                                              39

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================

amount equal to the difference between the fair market value of a common share and the exercise price of the option. Deferred stock-based compensation for options which are contingently issuable based upon the achievement of performance criteria is recorded based upon the current fair market value of the shares at the end of each period. Deferred stock-based compensation resulting from employee option grants is amortized over the vesting period of the individual options, generally three or four years, in accordance with Financial Accounting Standards Board Interpretation No. 28.

k.    Loss Per Common Share

      Loss per common share has been calculated on the basis of earnings applicable to common shares divided by the weighted average number of common shares outstanding during each period. The calculation of weighted average number of shares outstanding during each period excludes common shares held in escrow. Diluted loss per common share has been calculated assuming that the common shares held in escrow pursuant to escrow arrangements with certain employee/shareholders prior to the date of the completion of the Company's IPO, redeemable convertible special shares, special warrants, warrant and stock options outstanding at the end of the period had been issued, converted or exercised at the later of the beginning of the period or their date of issuance, where such conversion or exercise would not be anti-dilutive. Pro forma basic and diluted loss per common share has been calculated to give effect to the conversion, at the later of the beginning of the period or their date of issuance, of all outstanding redeemable convertible special shares and the exercise of all outstanding special warrants.

l.    Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable trade. Cash equivalents and short-term investments consist of deposits with, or guaranteed by, major commercial banks. With respect to accounts receivable trade, the Company performs periodic credit evaluations of the financial condition of its customers and typically does not require collateral from them. Management assesses the need for allowances for potential credit losses by considering the credit risk of specific customers, historical trends and other information.

m.    Fair Values of Financial Assets and Financial Liabilities

      The carrying values of cash and cash equivalents, accounts receivable trade, accounts payable and accrued liabilities approximate their fair values due to the relatively short periods to maturity of the instruments. In addition, the carrying values of obligations under capital leases and redeemable convertible special shares approximate their fair values. The following methods and assumptions were used to estimate the fair value of the following financial instruments:

      (i) Redeemable convertible special shares -- at the present value of contractual future payments of dividends and capital, discounted at the current market rates of interest available to the Company for the same or similar instrument.

      (ii) Obligations under capital leases -- at the present value of the contractual future payments of principal and interest, discounted at the current market rates of interest available to the Company for the same or similar debt instrument.

n.    Comprehensive Income

      In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from shareholder transactions. Comprehensive loss for the period from May 7, 1998 (inception) to March 31, 1999 and the year ended March 31, 2000, was not materially different from net loss for the periods.

o.    Recent Accounting Pronouncement

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as recently amended, is effective for the fiscal year ending March 31, 2002. Management believes the adoption of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations.

================================================================================
                                                                              40

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================


3.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following (in thousands):

                                                                              MARCH 31,      MARCH 31,
                                                                                1999           2000
                                                                               ------        -------
    Furniture and office equipment.....................................        $   33        $   407
    Computer hardware..................................................            96          1,426
    Computer software..................................................            15            321
    Assets under capital leases:
       Furniture and office equipment..................................             6            157
       Computer hardware...............................................           198            353
       Computer software...............................................             3             47
                                                                               ------        -------
                                                                                  351          2,711
    Less accumulated depreciation and amortization.....................            33            338
                                                                               ------        -------
                                                                               $  318        $ 2,373
                                                                               ======        =======

4.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities are as follows (in thousands):

                                                                            MARCH 31,       MARCH 31,
                                                                               1999           2000
                                                                              ------        -------
    Accounts payable..................................................        $  304         $ 2,408
    Accrued compensation..............................................            --           1,474
    Accrued financing.................................................            --             466
    Other accrued liabilities.........................................           214           1,606
                                                                              ------         -------
                                                                              $  518         $ 5,954
                                                                              ======         =======

5.    BANK LOAN

      The bank loan bears interest at bank prime plus 2.5% per annum and was repaid in December 1999 upon the Company's receipt of its investment tax credits.

      The Company also has a lease line of credit available to a maximum of $679,000 (Cdn$1,000,000). Refer to note 6 for details as to the amounts utilized under this line of credit as at March 31, 2000.

6.    OBLIGATIONS UNDER CAPITAL LEASES

      The following is an analysis by year of the future minimum lease payments for capital leases (in thousands):

                                                                                            MARCH 31,
                                                                                              2000
                                                                                              -----
    March 31, 2001..................................................................          $ 209
    March 31, 2002..................................................................            205
    March 31, 2003..................................................................             59
                                                                                              -----
                                                                                                473
    Less amount representing interest (at rates ranging from
    7.7% to 8.5%)...................................................................             42
                                                                                              -----
    Balance of obligation...........................................................            431
    Less current portion............................................................            209
                                                                                              -----
                                                                                              $ 222
                                                                                              =====


7.    REDEEMABLE CONVERTIBLE SPECIAL SHARES AND SPECIAL WARRANTS

Redeemable Convertible Special Shares

      The Company is authorized to issue an unlimited number of Class A, Class B and Class C special shares. In July 1998, the Company issued 4,000,000 Class A special shares for proceeds of $992,129. During January 1999, the Company issued 3,789,476 Class B special shares for proceeds of $2,382,528. To date, no Class C special shares have been issued.

================================================================================
                                                                              41

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================


      The Class A and Class B shares automatically converted to common shares when the Company completed its initial public offering on a three-for-two basis.

Special Warrants

      On June 24, 1999, the Company closed a private placement of 4,326,924 special warrants at a price of $3.55 per special warrant for proceeds of $14,486,978, net of issue costs of $873,602.

      The special warrants were converted into common shares at a ratio of 3 common shares for each 2 special warrants.

      In connection with the Company's IPO, all of the then outstanding shares of the Company's redeemable convertible special shares and special warrants were converted into common shares based on their respective conversion ratios. The pro forma basic and diluted loss per common share after giving effect to the conversion, at the later of the beginning of the period or their date of issuance, of the redeemable convertible special shares and the special warrants is as follows (in thousands, except per share amounts):

                                                                                   PERIOD FROM
                                                                                   MAY 7, 1998        YEAR
                                                                                  (INCEPTION) TO      ENDED
                                                                                    MARCH 31,        MARCH 31,
                                                                                       1999            2000
                                                                                     -------         --------
  Pro forma basic and diluted loss per common share..........................        $ (0.30)        $  (0.47)
                                                                                     =======         ========
  Numerator for pro forma basic and diluted loss per common share:
       Loss for the period...................................................        $(1,689)        $ (9,277)
                                                                                     =======         ========
  Denominator for pro forma basic and diluted loss per common share:
     Weighted average number of common shares................................            746            6,381
     Add:
       Weighted average number of common shares on conversion of redeemable
       convertible special shares and special warrants.......................          5,264           14,092
                                                                                     -------         --------
                                                                                       6,010           20,473
                                                                                     =======         ========

8.    SHAREHOLDERS' EQUITY (DEFICIENCY)

      The Company's share capital and loss per common share information has been restated to reflect a 3-for-2 split of the Company's common shares, which was approved by the Company's shareholders on January 11, 2000.

Stock Option Plan

      The Company's stock option plan (the "Plan") was established for the benefit of the employees, officers, directors and certain consultants of the Company. The maximum number of common shares which may be set aside for issuance under the Plan is 5,500,000 shares, provided that the Board of Directors of the Company has the right, from time to time, to increase such number subject to the approval of the shareholders of the Company when required by law or regulatory authority. Generally, options issued subsequent to March 4, 1999 under the Plan vest over a four-year period. Options issued prior to March 5, 1999 vest annually over a three-year period.

      Details of stock option transactions are as follows:

                                                                                             WEIGHTED
                                                          SHARES                              AVERAGE
                                                      AVAILABLE FOR        NUMBER          EXERCISE PRICE
                                                          GRANT          OF SHARES            PER SHARE
                                                       ----------        ---------           ----------
Balances, May 7, 1998
    Shares authorized.............................      3,000,000               --                   --
    Options granted...............................     (1,779,000)       1,779,000           $     0.13
                                                       ----------        ---------
Balances, March 31, 1999..........................      1,221,000        1,779,000           $     0.13
      Additional shares authorized................      2,500,000               --                   --
      Options granted.............................     (2,692,725)       2,692,725           $     3.85
      Options exercised...........................             --         (255,250)          $     0.11
      Options cancelled...........................        202,875         (202,875)          $     1.08
                                                       ----------        ---------
Balances, March 31, 2000..........................      1,231,150        4,013,600           $     2.51
                === =====                               =========        =========
Options exercisable at March 31, 2000.............                         356,877           $     0.11
                                                                         =========


================================================================================
                                                                              42

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================


      The stock options expire at various dates between May 2003 and March 2005.


                                                                                          PERIOD FROM
                                                                                          MAY 7, 1998          YEAR
                                                                                          (INCEPTION)          ENDED
                                                                                          TO MARCH 31,       MARCH 31,
                                                                                             1999              2000
                                                                                             ----              ----
Weighted average fair value of options granted during the period with exercise prices
equal to fair value at date of grant..............................................         $  0.02                --
Weighted average fair value of options granted during the period with exercise prices
less than fair value at date of grant.............................................         $  0.29           $  5.83
Weighted average fair value of options granted during the period with exercise prices
greater than fair value at date of grant..........................................              --                --


      As of March 31, 2000, the range of exercise prices and weighted average remaining contractual life of outstanding options were as follows:


                                                    OPTIONS OUTSTANDING
                                                                                                 OPTIONS EXERCISABLE
                                                     WEIGHTED AVERAGE
                                                         REMAINING      WEIGHTED AVERAGE                 WEIGHTED AVERAGE
                                         NUMBER      CONTRACTUAL LIFE    EXERCISE PRICE       NUMBER      EXERCISE PRICE
RANGE OF EXERCISE PRICES               OUTSTANDING        (YEARS)           PER SHARE       EXERCISABLE      PER SHARE
------------------------               -----------        -------           ---------       -----------      ---------
$0.11..........................        1,578,500           3.57               $ 0.11         353,500          $0.11
 0.44..........................          945,375           4.32                 0.44           3,377          $0.44
 2.35-3.08.....................          316,500           4.58                 2.77              --            n/a
 3.47-4.52.....................          220,125           4.70                 4.33              --            n/a
 5.23-6.67.....................          506,350           4.76                 6.09              --            n/a
 6.97-18.00....................          446,750           4.84                10.26              --            n/a

      The Company recorded deferred stock-based compensation amounting to $557,000 for the period from May 7, 1998 (inception) to March 31, 1999 and $10.1 million for the year ended March 31, 2000. Amortization of deferred stock-based compensation amounted to $171,000 for the period from May 7, 1998 (inception) to March 31, 1999 and $1.7 million for the year ended March 31, 2000.

      Compensation amounting to $39,660 arising on the issuance of 32,000 stock options to consultants has been recorded. The compensation was determined based on the fair value at the grant date of the stock options consistent with the method under SFAS 123 "Accounting for Stock-based Compensation". To determine the fair value of each option, the following assumptions were used: dividend yield of 0.0%, 100% volatility, a weighted average risk free interest rate of 5.5% and a weighted average expected life of options of 3.5 years.

      The amortization of deferred stock-based compensation relates to the following cost of service revenues and operating expense categories (in thousands):

                                                                     PERIOD FROM
                                                                     MAY 7, 1998            YEAR
                                                                    (INCEPTION) TO          ENDED
                                                                       MARCH 31,           MARCH 31,
                                                                         1999                2000
                                                                    --------------         --------
Cost of service revenues......................................         $    18             $   206
Sales and marketing...........................................              11               1,186
Research and development .....................................               1                 118
General and administrative....................................             141                 161
                                                                       -------             -------
                                                                       $   171             $ 1,671
                                                                       =======             =======

      Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant dates for the awards under the plan consistent with the method under SFAS 123 "Accounting for Stock-Based Compensation", the Company's loss and loss per common share would have been reported as the pro forma amounts indicated in the table below. To determine the fair value of each option on the grant date the following assumptions were used: dividend yield of 0.0%, zero volatility (180% volatility assumed for period after IPO), a weighted average risk free interest rate of 5.5% and a weighted average expected life of options of 3.5 years. Pro forma information for the period

================================================================================
                                                                              43

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================


indicated is as follows (in thousands, except per share amounts):

                                                                      PERIOD FROM
                                                                       MAY 7, 1998            YEAR
                                                                     (INCEPTION) TO           ENDED
                                                                        MARCH 31,           MARCH 31,
                                                                           1999                2000
                                                                      -------------         ---------
  Loss -- as reported.................................................  $ (1,689)           $ (9,277)
  Loss -- pro forma...................................................    (1,678)             (9,807)
  Loss per common share -- as reported................................     (2.40)              (1.50)
  Loss per common share -- pro forma..................................     (2.25)              (1.54)
  Weighted average grant date fair value of options granted
  during the period...................................................      0.24                5.39

Warrant

      During January 1999, the Company issued a warrant for no consideration to an executive of the Company to purchase 394,737 common shares at a price of $0.44 per share. The warrant expires when the executive ceases to be employed by the Company or January 5, 2002 whichever is earlier.

Repurchase of Common Shares

      During August 1999, the Company acquired 750,000 common shares of the Company from a former executive of the Company for nominal cash consideration.

Escrow Shares

      At March 31, 2000, 1,603,125 common shares of the Company are held in escrow pursuant to escrow arrangements entered into with certain employee/shareholders. Under the terms of the arrangements 365,625 common shares will be released from escrow on the last day of each successive calendar quarter subsequent to March 31, 2000.

Employee Stock Purchase Plan

      The Company has established an employee stock purchase plan under which employees may authorize payroll deductions of up to 15% of their compensation (as defined in the plan) to purchase common shares at a price equal to 85% of the lower of the fair market values as of the beginning or the end of the offering period. As at March 31, 2000 no common shares had been issued and there were 1,000,000 common shares available for issuance under this plan.

9.    INCOME TAXES

      The provision for income taxes differs from the amount computed by applying the combined federal and provincial income tax rate of 43.6% (1999:
44.6%) to the loss before provision for income taxes as a result of the following (in thousands):

                                                                                 PERIOD FROM
                                                                                 MAY 7, 1998        YEAR
                                                                               (INCEPTION) TO       ENDED
                                                                                   MARCH 31,       MARCH 31,
                                                                                     1999            2000
                                                                                --------------     ---------
Loss for the period ..........................................................     $ 1,689         $ 9,277
                                                                                   =======         =======
Computed expected tax recovery ...............................................     $   753         $ 4,045
                                                                                   -------         -------
Increase (reduction) in income tax recovery resulting from:
   Permanent differences ...................................................           (79)           (154)
   Change in beginning of the year balance of the valuation allowance
   allocated to income tax expense .........................................          (718)         (3,905)
   Reduction in tax rate for foreign subsidiary ............................            --             (48)
   Additional loss carry forward due to Ontario
   superallowance ..........................................................            44              62
                                                                                   -------         -------
                                                                                   $    --         $    --
                                                                                   =======         =======


================================================================================
                                                                              44

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================


      The tax effects of temporary differences that give rise to significant portions of the future tax assets and future tax liabilities at March 31, 1999 and March 31, 2000 are presented below (in thousands):

                                                                                MARCH 31,       MARCH 31,
                                                                                   1999            2000
                                                                                 ------          -------
Future tax assets:
   Non-capital loss carried forward.........................................     $  650          $ 4,125
   Research and development expenses deferred for income tax
   purposes.................................................................        166              246
   Share issue costs........................................................         --              483
                                                                                 ------          -------
   Total gross future tax assets............................................        816            4,854
   Less valuation allowance.................................................        718            4,623
                                                                                 ------          -------
   Net future tax assets....................................................         98              231
Future tax liabilities:
   Depreciation and amortization............................................        (30)            (139)
   Investment tax credits receivable........................................        (68)             (92)
                                                                                 ------          -------
   Total gross future tax liabilities.......................................        (98)            (231)
                                                                                 ------          -------
   Net future tax assets (liabilities)......................................     $   --          $    --
                                                                                 ======          =======


      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income, uncertainties related to the industry in which the Company operates, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances.

      As at March 31, 2000 the Company had $5.2 million of losses and deductions available to reduce future years' taxable income in Canada, of which $4.9 million expire in 2006 and the remainder has no expiry date.

10.   RELATED PARTY TRANSACTIONS

      On June 1, 1999, the Company entered into a professional services agreement with a company related to a director of the Company in connection with the management of the Company's European subsidiary. Under the terms of the agreement, the Company is required to pay certain annual fees, a portion of which is calculated based on net revenues, as defined, of the European subsidiary, with the option of converting all or part of this portion into common shares of the Company subject to certain terms. As at March 31, 2000, the Company has accrued fees aggregating $179,000 in respect of this agreement and the related company is eligible to exercise an option to acquire 18,250 shares at $3.55 per share. In addition, the Company has recorded stock-based compensation amounting to $193,000 in connection with this option during the year ended March 31, 2000.

      The Company has accrued consulting fees payable to a shareholder of the Company amounting to nil for the periods ended March 31, 1999 and $60,900 for the year ended March 31, 2000.

11.   SEGMENTED INFORMATION

      The Company reviewed its operations and determined that it operates in a single reportable operating segment, being the development and marketing of interaction-based e-business communications applications. All long-lived assets relating to the Company's operations are located in Canada. Revenue per geographic location, which is attributable to geographic location based on the location of the external customer, is as follows (in thousands):

                                                                      PERIOD FROM
                                                                      MAY 7, 1998       YEAR
                                                                    (INCEPTION) TO      ENDED
                                                                       MARCH 31,      MARCH 31,
                                                                         1999            2000
                                                                        ------         -------
Revenue by geographic locations:
   United States .............................................          $   --         $ 6,579
   Canada.....................................................              --           2,457
   Europe.....................................................              --             453
                                                                        ------         -------
                                                                        $   --         $ 9,489
                                                                        ======         =======


================================================================================
                                                                              45

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================

      For the year ended March 31, 2000, one customer accounted for 15% of total revenues. As at March 31, 2000, the Company had a receivable from four significant customers amounting to 15%, 12%, 11% and 11% of total accounts receivable trade, respectively.

12.   SUPPLEMENTARY CASH DISCLOSURES:

      Supplementary cash disclosures are as follows (in thousands):

                                                                     PERIOD FROM
                                                                     MAY 7, 1998       YEAR
                                                                    (INCEPTION) TO     ENDED
                                                                       MARCH 31,     MARCH 31,
                                                                         1999          2000
                                                                    -------------    ---------
Supplemental disclosure of cash flow information:
   Cash paid for interest.......................................       $     1        $     37
                                                                       =======        ========
Supplemental disclosure of non-cash investing and  financing activities:
   Capital lease obligations incurred for purchase of capital
    Assets......................................................       $    99        $    443
                                                                       =======        ========
   Deferred compensation on the grant of options to purchase
   common shares with an exercise price below fair value........       $   557        $ 10,136
                                                                       =======        ========

13.   LEASE COMMITMENTS

      The Company is required to make minimum payments under the terms of operating leases for premises, property and equipment expiring on various dates to December 31, 2010. Future minimum lease payments by fiscal year are as follows (in thousands):

      2001.....................................      $ 1,176
      2002.....................................        1,083
      2003.....................................        1,080
      2004.....................................        1,077
      2005 and thereafter......................          629
                                                     -------
                                                     $ 5,045
                                                     =======

      Rent expense was $62,000 and $339,000 for the period from May 7, 1998 (inception) to March 31, 1999, and for the year ended March 31, 2000, respectively.


================================================================================
                                                                              46

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================



                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                          DELANO TECHNOLOGY CORPORATION


                                                           BALANCE AT                                     BALANCE AT
                                                          BEGINNING OF   CHARGED TO                         END OF
                                                             PERIOD      OPERATIONS     DEDUCTIONS         PERIOD
                                                             ------      ----------     ----------         ------
                                                                                 (IN THOUSANDS)
    Allowance for doubtful accounts:
         Year ended March 31, 2000................             --         $    200           --           $    200
         Period from May 7, 1998 (inception)
         to March 31, 1999........................             --               --           --                 --




================================================================================
                                                                              47

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================




ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not Applicable.


================================================================================
                                                                              48

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================



                                    PART III


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

      The following table sets forth the name, age and positions with Delano for each of our directors and officers as of March 31, 2000.

       NAME                                         AGE                       POSITION
       ----                                         ---                       --------
Dennis Bennie(1)(2)...............................  47       Chairman
John Foresi.......................................  39       Director, President and Chief Executive Officer
Bahman Koohestani.................................  38       Director, Executive Vice-President, Products
                                                             and Chief Technology Officer
Thomas Hearne.....................................  35       Chief Financial Officer
Robert Lalonde....................................  36       Vice-President, Marketing
Barry Yates.......................................  34       Senior Vice-President, Worldwide Sales
Bruce Cameron.....................................  47       Vice-President, North American Sales
Andrew Dennis.....................................  32       Vice-President, Business Development
David Lewis.......................................  37       General Counsel and Secretary
Albert Amato(1)(2)................................  41       Director
J. (Ian) Giffen(1)................................  42       Director
Donald Woodley(2).................................  54       Director
Tony Zingale......................................  44       Director

----------
[FN]
(1)   Member of the audit committee

(2)   Member of the compensation committee

      Dennis Bennie has been our Chairman since our inception in May 1998. Currently, Mr. Bennie is the Chief Executive Officer and President of XDL Capital Corp., a private venture capital firm that he established in January 1997 to focus on investing in and working with emerging Internet companies and related technologies. Mr. Bennie is a director of MGI Software Corp., a company that produces digital imaging software. In 1988, Mr. Bennie co-founded Delrina Corporation, a designer of fax, data and voice communications software, where he was the Chairman and Chief Executive Officer until the November 1995 sale of Delrina to Symantec Corporation. He remained employed with Symantec as Executive Vice President and was a director until mid-1996. Mr. Bennie has an accounting degree from the University of Witwatersrand.

      John Foresi has been our President and Chief Executive Officer and has served as one of our directors since January 1999. From May 1998 to December 1998, he was the President, Transportation of i2 Technologies, a global supply chain software company. In May 1998, i2 Technologies acquired InterTrans Logistics Solutions, of which Mr. Foresi was President and Chief Executive Officer from August 1994 to April 1998. Mr. Foresi has an MBA from the Harvard Business School and a BBA from Wilfrid Laurier University.

      Bahman Koohestani founded Delano in May 1998, has served as one of our directors since our inception and was our President and Chief Executive Officer from our inception until January 1999. Mr. Koohestani has been our Executive Vice-President, Products and Chief Technology Officer since January 1999. Prior to founding Delano, Mr. Koohestani was Director of Products, Messaging for Netscape Communications from October 1996 to May 1998. From February 1991 to September 1996, Mr. Koohestani served as Chief Architect of Electronic Forms and Products e-Commerce at Delrina. Mr. Koohestani has a Bachelor of Science (Honors) degree from York University.

================================================================================
                                                                              49

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================

      Thomas Hearne has served as our Chief Financial Officer since November 1999. From October 1997 to November 1999, Mr. Hearne was Chief Financial Officer of Open Text Corporation, a provider of intranet, extranet and e-community platform solutions. From September 1996 to October 1997, Mr. Hearne served as Vice President, Finance and Administration of Algorithmics Incorporated, a developer of risk management software. From April 1996 to September 1996, Mr. Hearne was the Controller of Algorithmics. From September 1992 to April 1996, Mr. Hearne was European Controller and Manager, Financial Reporting at Alias Research Inc., a developer of 3D graphics software, which was sold to Silicon Graphics, Inc. in June 1995. Mr. Hearne is a chartered accountant and has an MBA from York University and a Bachelor of Economics degree from Trent University.

      Robert Lalonde has served as our Vice-President, Marketing since January 1999. From July 1993 to January 1999, Mr. Lalonde was the Vice-President, Marketing of the Business Intelligence Division at Hummingbird Communications, Ltd., a provider of network connectivity, business intelligence, document and knowledge management software. Mr. Lalonde has a Bachelor of Science from Laurentian University.

      Barry Yates has served as our Senior Vice-President, Worldwide Sales since March 2000. Between September 1998 and January 2000, Mr. Yates served as our Vice President, North American Sales. Between September 1998 and January 2000, Mr. Yates served as our Vice-President, Professional Services. Prior to joining us, Mr. Yates was Manager at Bain & Company from December 1995 to September 1998. From April 1992 to November 1995, Mr. Yates was Principal at KPMG Management Consulting Company. Mr. Yates has a Bachelor of Commerce (Honors) degree from Queen's University.

      Bruce Cameron has been our Vice President, North American Sales since January 2000. From December 1997 to January 2000, Mr. Cameron was Vice President and General Manager for the Consumer Products Division of QAD Inc., a worldwide provider of ERP solutions. From August 1996 to December 1997, Mr. Cameron was the General Manager of BACG, a worldwide provider of enterprise solutions for retail stores. From August 1992 to August 1997 Mr. Cameron was General Manager and later Senior Vice President of JBA International, a worldwide provider of ERP solutions. Mr. Cameron has a Bachelor of Science Degree in Mechanical Engineering from Rochester Institute of Technology.

      Andrew Dennis has served as our Vice-President, Business Development since June 1999. From January 1997 to June 1999, Mr. Dennis was a Vice President at Gartner Group, an independent provider of advisory and market research services to information technology vendors and users. From June 1996 to January 1997, Mr. Dennis was an independent consultant who provided strategic business planning, sales and marketing, and information technology consulting advice. From January 1995 to June 1996, Mr. Dennis was the Vice President at Hill Arts & Entertainment Systems, a client-server application software vendor. From November 1993 to January 1995 Mr. Dennis served as Director of Sales of Data Lease International. Mr. Dennis has a BBA in Marketing from the Detroit College of Business.

      David Lewis has served as our Vice President, Legal, General Counsel and Secretary since January 2000. From February 1999 to January 2000, Mr. Lewis was the Vice President, Legal at Open Text. From November 1994 to February 1999, Mr. Lewis was the General Counsel at Alias Wavefront (formerly Alias Research) prior to its acquisition by Silicon Graphics in June 1995. Between June 1994 and November 1994, Mr. Lewis was an independent consultant and prior to June 1994, Mr. Lewis was General Counsel at SoftKey Software Products Inc., a consumer software publisher. Mr. Lewis has a Bachelor of Law degree from Osgoode Hall Law School.

      Albert Amato has served as one of our directors since May 1998. Since November 1995, Mr. Amato has been a technology consultant and advisor to software companies and technology investment funds. Mr. Amato was a co-founder and was Chief Technical Officer of Delrina from 1989 to November 1995. After Delrina was sold to Symantec, he served as a Vice President with Symantec from November 1995 to May 1996. Mr. Amato has a Bachelor of Applied Science and Engineering (Honors) degree from the University of Toronto.

      J. (Ian) Giffen has served as one of our directors since June 1998. Since September 1996, Mr. Giffen has been a consultant and advisor to software companies and technology investment funds. From February 1996 to September 1996, Mr. Giffen was Chief Financial Officer of Algorithmics. From January 1992 until February 1996, Mr. Giffen served as Chief Financial Officer of Alias Research, which was sold to Silicon Graphics in June 1995. Mr. Giffen is a director of and advisor to Macromedia Inc., a developer of software for web publishing, multimedia and graphics and a director of MGI Software and a Director of Digital Processing Systems Inc. Mr. Giffen is also a consultant to XDL Capital. Mr. Giffen has a Bachelor of Arts in Business Administration from the University of Strathclyde.

      Donald Woodley has served as one of our directors since November 1999. From February 1997 to October 1999, Mr. Woodley was President of Oracle Corporation Canada Inc. From September 1987 to January 1997, he was President of


================================================================================
                                                                              50

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================


Compaq Canada Inc. Mr. Woodley serves on the board of directors of Telus Corporation Inc., a telecommunications company, and ThinWEB Technologies Inc. Mr. Woodley has a Bachelor of Communications from the University of Saskatchewan and an MBA from the University of Western Ontario.

Tony Zingale has served as one of our directors since March, 2000. Mr. Zingale is the President of Clarify eBusiness Applications, a Nortel Networks Company. Prior to Clarify being acquired by Nortel Networks, Mr. Zingale was the President and CEO of Clarify from March 1998 to March 2000. Prior to March 1998, Mr. Zingale was the Senior Vice President of Worldwide Marketing at Cadence Design Systems. Mr. Zingale serves on the board of directors of Interwoven, Inc. Mr. Zingale has Bachelor's degrees in electrical and computer engineering and business administration from the University of Cincinnati.

      There are no family relationships among any of our directors and executive officers.

BOARD OF DIRECTORS AND COMMITTEES

      Our board of directors is comprised of seven persons. In accordance with the provisions of the Business Corporations Act (Ontario), our directors are authorized from time to time to increase the size of the board of directors, and to fix the number of directors, up to a maximum of ten persons, without the prior consent of our shareholders. Each director is elected at the annual meeting of shareholders to serve until the next annual meeting or until a successor is elected or appointed. The board of directors has established an audit committee and a compensation committee.

      Our audit committee's mandate is to assist the board of directors in fulfilling its functions relating to corporate accounting and reporting practices as well as financial and accounting controls, to provide effective oversight of the financial reporting process, and to review financial statements as well as proposals for the issue of securities. Messrs. Bennie, Amato and Giffen are members of the audit committee.

Our compensation committee reviews and approves the compensation and benefits for our executive officers, administers our stock option plan and performs other duties as may from time to time be determined by our board of directors. Messrs. Bennie, Amato and Woodley are members of the compensation committee.

================================================================================
                                                                              51

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================



ITEM 11: EXECUTIVE COMPENSATION

      The following table sets forth the actual compensation paid or awarded to our named executive officers for the year ended March 31, 2000, by the individual who served as Delano's Chief Executive Officer and each of the four other most highly compensated executive officers whose salary and bonus for the 2000 fiscal year exceeded $100,000, for services rendered in all capacities to Delano and its subsidiaries for the fiscal year ended March 31, 2000 and the period from May 8, 1999 to March 31, 1999. The listed individuals are referred to hereafter as the "Named Executive Officers." No other executive officers who otherwise would have been includable in this table on the basis of salary and bonus earned during 2000 have been excluded because they terminated employment or changed their executive status during the year.

                                                                                                              Long-term
                                                                                                            Compensation
                                                                                                               Awards
                                                                                      Annual
                                                                                    Compensation              Securities
                                                                Year                                          Underlying
          Name and Principal Position                          Ended     Salary ($)   Bonus ($)   Other       Options (#)
                                                                                                   ($)

John Foresi(1)...............................................   2000      104,167     277,778     5,000               --
President and Chief Executive Officer                           1999       81,250          --     1,188        1,144,737

Bahman Koohestani(2).........................................   2000      130,208     138,889     5,000               --
Executive Vice President, Products and Chief Technology         1999       82,488          --     3,563               --
Officer

Barry Yates(3)...............................................   2000      104,167     104,167     5,000               --
Senior Vice President, Worldwide Sales                          1999       58,827          --     2,916          225,000

Robert Lalonde(4)............................................   2000      104,167      40,886     5,000               --
Vice President, Marketing                                       1999       20,833          --        --          135,000

Andrew Dennis(5).............................................   2000      111,438      17,469     6,000          150,000
Vice President, Business
Development

----------
[FN]

1. Mr. Foresi joined Delano as President and Chief Executive Officer in January 1999. His annualized salary and bonus for 2000 was Cdn$150,000 and Cdn$400,000, respectively. Mr. Foresi also received a car allowance of Cdn$7,200 which is included as other compensation. As of March 31, 2000, Mr. Foresi held 500,000 unvested shares of Delano at $0.11 per share and has a warrant to purchase an additional 394,737 common shares at $0.44 per share. The warrant expires when he ceases to be employed by us or on January 5, 2002, whichever occurs earlier.

2. Mr. Koohestani, who preceded Mr. Foresi as our chief executive officer during 1999, received an annualized salary and bonus for 2000 of Cdn$187,500 and Cdn$200,000, respectively. Mr. Koohestani also received a car allowance of Cdn$7,200 which is included as other compensation. In accordance with the terms of a subscription agreement between Delano and Mr. Koohestani, in fiscal 2000 a total of 5,250,000 common shares were released from escrow to a corporation owned by Mr. Koohestani. Under the terms of the subscription agreement, Mr. Koohestani would not have been entitled to receive these shares if he had resigned or had been dismissed for cause.

3. Mr. Yates joined Delano in September 1998. As of March 31, 2000, Mr. Yates held 150,000 unvested shares of Delano at $0.11 per share.

4. Mr. Lalonde joined Delano in January 1999. As of March 31, 2000, Mr. Lalonde held 90,000 unvested shares of Delano at $0.11 per share.

5. Mr. Dennis joined Delano in June 1999. As of March 31, 2000, Mr. Dennis held 150,000 unvested shares of Delano at $0.44 per share.



================================================================================
                                                                              52

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================


STOCK OPTIONS

      The following table sets forth (1) the number of common shares underlying the options granted to each of the named executive officers during the fiscal year ended March 31, 2000, (2) the percentage that these options represent in comparison to the total number of options granted to our employees during the same period, (3) the exercise price of such options and (4) their expiration date.

                          OPTION GRANTS IN FISCAL 2000


                                                                                                    Potential
                                                                                                    Realizable
                                                                                                 Value at Assumed
                                                                                                  Annual Rates of
                                                                                                    Stock Price
                        Number of Shares   Percent of Total        Exercise                       Appreciation for
                           Underlying      Options Granted to                                        Option Term
                        Options Granted       Employees in      Price Per Share    Expiration
      Name                    (#)              Fiscal Year        ($/Security)        Date        5% ($)      10%($)
   John Foresi                 --                  --                  --              --           --          --
Bahman Koohestani              --                  --                  --              --           --          --
   Barry Yates                 --                  --                  --              --           --          --
   Rob Lalonde                 --                  --                  --              --           --          --
  Andrew Dennis             150,000               5.6%               $0.44        June 2, 2004    387,718    506,536





                         OPTION EXERCISES IN FISCAL 2000


                                                        # of Securities
                                                      Underlying Unexercised          Value of Unexercised In-
                         Number of                       Options at Fiscal               the-Money Options
                           Shares                             Year End                   at Fiscal Year End
                        Acquired on      Value      ----------------------------   ------------------------------
       Name               Exercise     Realized     Exercisable    Unexercisable   Exercisable      Unexercisable
       ----               --------     --------     -----------    -------------   -----------      -------------
   John Foresi            250,000     $2,607,500          --          500,000               --       $11,165,000
Bahman Koohestani            --           --              --               --               --                --
   Barry Yates               --           --          75,000          150,000       $1,674,750        $3,349,500
   Rob Lalonde               --           --          45,000           90,000       $1,004,850        $2,009,700
  Andrew Dennis              --           --              --          150,000               --        $3,300,000


COMPENSATION OF DIRECTORS

      The By-laws of the Company provide that, subject to Section 136 of the Business Corporations Act (Ontario) (the "OBCA"), the Company shall indemnify a director or officer of the Company, a former director or officer of the Company or a person who acts or acted at the Company's request as a director or officer of a body corporate of which the Company is or was a shareholder or creditor, and his or her heirs and legal representatives, against all costs, charges and expenses reasonably incurred by him or her in respect of certain actions or proceedings to which he or she is made a party by reason of his or her office, if he or she meets certain specified standards of conduct, and the Company shall also indemnify any such person in such other circumstances as the OBCA or the law permits or requires. The Company maintains directors' and officers' liability insurance for its directors and officers. With respect to directors and officers as a group, the Company paid a premium of $450,846 for directors' and officers' liability insurance, which included coverage required in connection with the Company's initial public offering. The total amount of insurance purchased for directors and officers as a group was $15,000,000. All matters insured are subject to a $500,000 securities-related retainer, which applies to costs of defense and which is waived where claims against all insureds are dismissed or the insureds are found not liable. We do not


================================================================================
                                                                              53

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================


otherwise compensate our directors, but they are reimbursed for out-of-pocket expenses incurred in connection with meetings of the Board of Directors or its committees. Directors are eligible to participate in the Company's Stock Option Plan. To date, options to purchase an aggregate of 680,000 Common Shares have been granted to members of the Board of Directors as detailed below:

                            Number of Shares
                               Underlying              Exercise
                            Options Granted        Price Per Share        Expiration
      Name                        (#)                ($/Security)            Date
  John Foresi                   500,000                $ 0.11            Jan. 04, 2004
  Albert Amato                   75,000                $ 0.11            Aug. 26, 2003
J. (Ian) Giffen                  30,000                $ 0.11            Aug. 26, 2003
J. (Ian) Giffen                  15,000                $ 3.08            Oct. 18, 2004
 Donald Woodley                  30,000                $ 4.51            Nov. 26, 2004
  Tony Zingale                   30,000                $18.00            Feb. 09, 2005



EMPLOYMENT AGREEMENTS

      The following is a brief description of the employment agreements entered into between the Company or its subsidiaries and each of the Named Executive Officers.

      We have entered into an agreement with Mr. Foresi pursuant to which he was hired as our President and Chief Executive Officer effective January 4, 1999. Pursuant to this agreement, Mr. Foresi receives a salary of C$150,000 (approximately $104,000) per annum, exclusive of bonuses, benefits and other compensation. Mr. Foresi was also granted options to purchase 750,000 Common Shares at a price of $0.11 per share, which options expire on January 4, 2004, and a warrant to purchase an additional 394,737 Common Shares at a price of $0.44 per share, which warrant expires when Mr. Foresi ceases to be employed by us or January 5, 2002, whichever is earlier. On January 11, 2000, Mr. Foresi exercised options to purchase 250,000 Common Shares at a price of $0.11 per share. Mr. Foresi also receives a yearly car allowance and compensation for all expenses incurred from time to time in connection with the carrying out of his duties. If Mr. Foresi is dismissed without cause he will be entitled to receive either six months' notice or payment of six months' severance. Options that have not vested and warrants that have not been exercised prior to notice of termination (other than for cause) or during the six-month notice or severance period thereafter will be null and void. The agreement further provides that in the event of a change of control of Delano resulting in the termination of Mr. Foresi's employment without cause, all of Mr. Foresi's options will vest within three months of the change of control.

      We have also entered into an agreement with Mr. Koohestani pursuant to which he was hired as our Executive Vice President, Products and Chief Technology Officer effective January 4, 1999. Pursuant to this agreement, Mr. Koohestani receives a salary of C$150,000 (approximately $104,000) per annum, exclusive of bonuses, benefits and other compensation. Mr. Koohestani also receives a yearly car allowance and compensation for all expenses incurred from time to time in connection with the carrying out of his duties.

      The Company has also entered into separate Employee Confidentiality and Non-Solicitation Agreements with each of the Named Executive Officers. Under these agreements, each of them has agreed to keep in confidence all proprietary information of the Company obtained during his employment with the Company for a period of three years following the termination of his employment with the Company.

STOCK OPTION PLAN

      We established our Stock Option Plan to provide incentives to our directors, officers, employees and consultants through participation in our growth and success. Options to purchase common shares may be granted from time to time by our board of directors at an exercise price determined by them. The maximum number of common shares that currently may be issued under the plan is 7,500,000 common shares. Options granted under the plan must be exercised no later than five years after the date of the grant, except where our board of directors specifically states otherwise, in which case the expiry date can be no later than 10 years after the date of grant. The option price per common share shall be determined by the board of directors at the time an option is granted. The board of directors may accelerate the vesting of any or all outstanding options of any or all optionees upon the occurrence of a change of control.


================================================================================
                                                                              54

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================

      As at March 31, 2000, options to purchase a total of 4,013,600 common shares are outstanding under the plan, as follows:

                                               Common      Exercise
                                            Shares Under     Price
       Holders of Options                      Options        ($)                    Expiry Date
       ------------------                      -------    -------------              -----------
Executive Officers (ten in total)              225,000             0.11         September 1, 2003
                                               500,000             0.11         January 4, 2004
                                               135,000             0.11         January 20, 2004
                                                43,125             0.44         May 3, 2004
                                               150,000             0.44         June 2, 2004
                                               127,500             0.44         July 26, 2004
                                               157,500             3.08         October 18, 2004
                                                75,000             4.00         December 15, 2004
                                                60,000             5.23         December 1, 2004
                                               105,000             6.67         January 13, 2005

Directors who are not Executive
Officers (four in total)                       105,000             0.11         August 26, 2003
                                                15,000             3.08         October 18, 2004
                                                30,000             4.51         November 26, 2004
                                                30,000            18.00         February 9, 2005

Employees                                      583,500             0.11         May 1, 2003 to May 10, 2004
                                               561,750             0.44         March 17, 2004 to November 1, 2004
                                             1,017,225    2.39 to 10.00         October 1, 2004 to March 31,2005

Others (four in total)                          93,000     0.11 to 0.44         August 26, 2003 to November 1, 2004

         As at March 31, 2000, 255,250 common shares had been issued to five employees pursuant to the exercise of options granted under the plan.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding beneficial ownership of the Company's Common Shares as of June 16, 2000 of (i) each shareholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Shares, (ii) each director of the Company, (iii) each Named Executive Officer (as defined under "Executive Compensation and Other Transactions", below) of the Company and (iv) all directors and officers as a group. Beneficial ownership also includes any shares as to which a person or entity has the right to acquire beneficial ownership of within 60 days after June 16, 2000 Except as otherwise indicated, the Company believes that the beneficial owners of the Common Shares listed below, based on the information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community of property laws where applicable. The address of our executive officers and directors is in care of Delano Technology Corporation, 302 Town Centre Blvd., Markham, Ontario L3R 0E8, Canada.


================================================================================
                                                                              55

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================

                                                       NUMBER OF SHARES            PERCENT OF TOTAL
NAME OF BENEFICIAL OWNER                              BENEFICIALLY OWNED          BENEFICIALLY OWNED
------------------------                              ------------------          ------------------
Bahman Koohestani (1).......................               3,900,000                     13.0%
Strategic Investment Holdings Inc...........               1,991,203                      6.6%
Dennis Bennie (2)...........................               1,024,087                      3.4%
John Foresi (3).............................               1,434,211                      4.8%
Albert Amato (4)............................                 326,927                      1.1%
J. (Ian) Giffen (5).........................                  55,750                         *
Donald Woodley..............................                   2,000                         *
Tony Zingale................................                       0                         *

All executive officers and directors
as a group (14  Persons) (6)................               6,890,725                     23.0%

----------
[FN]
*     Less than 1%

(1) Represents shares held of record by 1329347 Ontario Inc., in its capacity as general partner of GHI Limited Partnership. Mr. Koohestani is the sole shareholder of 1329347 Ontario Inc.. A total of 1,350,000 of theses shares are subject to escrow with the Company.

(2) Represents shares held by 3060357 Canada Inc. and XDL Ventures Corp., both of which companies are controlled by Mr. Bennie.

(3) Includes 789,474 shares held of record by Tofino Venture Capital Inc, of which Mr. Foresi is the voting trustee. The shares also include a warrant to purchase 394,737 shares at a price of $0.44 per share.

(4) Includes 276,927 shares owned and options for 25,000 shares which are vested.

(5) Includes 45,000 shares owned and options for 10,000 shares which are vested.

(6) Includes 6,290,988 shares owned and options/warrants for 599,737 shares which are vested.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP WITH PROTEGE

      Dennis Bennie, our Chairman, is a trustee of the Bennie Children's' Trust, which owns 11.25% of Protege Software Limited, a company with which we have entered into a services agreement dated as of June 1, 1999. Pursuant to this agreement, Protege Software Limited has agreed to provide administrative assistance and office space to facilitate the opening of our European offices in return for a management fee of (pound)125,000 (approximately $200,000) per year, as well as (pound)6,000 (approximately $9,600) per month in respect of its costs and a bonus of up to 15% Of sales generated by our European offices. Within the first 12 months of the 18 month term of the agreement, the bonus may be converted into common shares at a price of $3.55 per share. In the final six months of the agreement, one-half of the bonus may be converted into common shares based on the average trading price for the 10 days preceding the conversion date.

ESCROW ARRANGEMENTS

      Pursuant to subscription agreements dated July 17, 1998, an aggregate of 4,500,000 common shares purchased by Bahman Koohestani, Sean Maurik, John Mah and Robert Gayle were deposited with us in escrow.

      The escrow arrangements were entered into with Bahman Koohestani, Sean Maurik, John Mah and Robert Gayle in order to provide restrictions on the free disposition by these individuals of the shares held by them and limiting the ability of these shareholders to immediately divest themselves of all equity participation in Delano, resulting in a reduced personal economic interest in our future economic success. Upon completion of this offering, the passage of time is the only restriction on the release of the escrowed shares. In the event of termination without cause of an individual's employment resulting from a change of control of Delano, all of the individual's common shares will be released from escrow.

      In accordance with the terms of the subscription agreement between Delano and Mr. Koohestani, one-twelfth of the 4,050,000 common shares acquired by him were released from escrow on July 17, 1998 and an additional one-twelfth of the common shares are to be released on the last day of each successive calendar quarter. On June 24, 1999, all the securities of Delano owned by Mr. Koohestani were transferred to 1329347 Ontario Inc. in its capacity as the general partner of GHI Limited Partnership. As of March 31, 2000, 2,700,000 of the 4,050,000 common shares of Mr. Koohestani which were originally subject to escrow had been released from escrow and 1,350,000 of the common shares held by 1329347 Ontario Inc. remained in escrow.

================================================================================
                                                                              56

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================

      In accordance with the terms of the subscription agreements between Delano and each of Mr. Maurik, Mr. Mah and Mr. Gayle, 37,500 of their respective 150,000 common shares were released from escrow on June 30, 1999 and an additional 9,375 of their respective common shares are to be released on the last day of each successive calendar quarter. As of March 31, 2000, 65,625 common shares had been released to each of Mr. Maurik, Mr. Mah and Mr. Gayle and 84,375 of their respective common shares remained in escrow.

SPECIAL WARRANT FINANCING

      On June 24, 1999, we raised $14.4 million, net of the agents' commission and offering expenses, through a private placement of special warrants. Each special warrant entitles the holder to acquire at any time, without additional payment, one Class C special share or, if our issued and outstanding shares have been converted to common shares, one common share, subject to adjustment. In connection with this offering, all of the special warrants will be exercised to acquire common shares on the basis of 1.5 common shares for each special warrant. See "Description of Capital Stock -- Special Warrants." Pursuant to the special warrant offering, Mr. Amato purchased 42,000 special warrants, XDL Delano Holdings Inc., one of our principal shareholders, purchased 124,308 special warrants, and the June H. Yates Trust under the Estate of Pearl B. Walker, a trust affiliated with Mr. Yates, one of our officers, purchased 29,000 special warrants.


================================================================================
                                                                              57

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================

                                     PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A.    EXHIBITS

      The following exhibits are attached hereto:

EXHIBIT
NUMBER                     TITLE
------                     -----
  3.1*   Articles of Incorporation of the Registrant
  3.2*   By-laws of the Registrant
  3.3    Articles of Amalgamation of the Registrant
  3.4    Revised By-laws of the Registrant
  4.1+   Specimen Common Share certificate
 10.1*   Registration Rights Agreement, dated as of January 27, 1999, between the
         Registrant and certain shareholders of the Registrant
 10.2*   Agency Agreement, dated as of June 24, 1999, between the Registrant and the Agents named therein
 10.3*   Professional Services Agreement, dated June 1, 1999, between the
         Registrant and Protege Software Limited
 10.4*   Form of Subscription Agreement, dated July 17, 1998 between the
         Registrant and each of Robert Gayle, Bahman Koohestani, John Mah and
         Sean Maurik
 10.5*   Form of Subscription Agreement, dated July 17, 1998, between the
         Registrant and Bahman Koohestani
 10.6*   Credit Facility, dated July 5, 1998 between the Registrant and Royal
         Bank of Canada
 10.7*   Sub-lease Agreement, dated December 16, 1998 between the Registrant and
         MGI Software Corp.
 10.8*   Lease Agreement, dated November 17, 1999 between the Registrant and 302
         Town Centre Limited.
 10.9*   Stock Option Plan
10.10*   Employment Agreement, dated November 23, 1998, between John Foresi and the Registrant
10.11*   Employment Agreement, dated February 26, 1998, between Bahman Koohestani and the Registrant
10.12*   Employment Agreement and Form of Confidentiality Agreement between the
         Registrant and its executive officers
10.13*   Employee Stock Purchase Plan
10.14*   Amalgamation Agreement, dated November 30, 1999, between the Registrant and XDL Delano Holdings Inc.
10.15*   Amendment No. 1 to the Amalgamation Agreement, dated February 7, 2000, between the Registrant and XDL Delano Holdings Inc.
10.16*   Subscription Agreement, dated February 7, 2000, between the Registrant and Nortel Networks Corporation
10.17    Amendment to Lease Agreement between Registrant and 302 Town Centre
         Limited
 21.1    Subsidiaries of Registrant
 24.1*   Powers of Attorney

----------
[FN]
* Incorporated by reference to the exhibits contained in the Company's Registration Statement on Form F-1 (File No. 333-94505).

+ Incorporated by reference from the Company's Registration Statement on Form 8-A dated January 27, 2000.


B.      FINANCIAL STATEMENT SCHEDULES

        All schedules are omitted because they are not applicable or the required information is shown in our consolidated financial statements and related notes.

================================================================================
                                                                              58

DELANO TECHNOLOGY CORPORATION - 10K - Annual Report
================================================================================



                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DELANO TECHNOLOGY CORPORATION
                                      By:   /s/ JOHN FORESI
                                         -----------------------------------
                                         John Foresi
                                         President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated.


         SIGNATURE                                     TITLE
         ---------                                     -----

        /s/ JOHN FORESI                      President and Chief
-------------------------------------------  Executive Officer, Director
John Foresi                                  (Principal Executive Officer)

        /s/ THOMAS HEARNE                    Chief Financial Officer
-------------------------------------------  (Principal Financial Officer
Thomas Hearne                                And Principal Accounting Officer)

        /s/ DENNIS BENNIE                    Chairman of the Board of Directors
-------------------------------------------
Dennis Bennie

        /s/ ALBERT AMATO                     Director
-------------------------------------------
Albert Amato

        /s/ IAN GIFFEN                       Director
-------------------------------------------
Ian Giffen

        /s/ BAHMAN KOOHESTANI                Director
-------------------------------------------
Bahman Koohestani

        /s/ DONALD WOODLEY                   Director
-------------------------------------------
Donald Woodley

        /s/ TONY ZINGALE                     Director
-------------------------------------------
Tony Zingale



================================================================================
                                                                              59

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                     TITLE
------                     -----
  3.1*   Articles of Incorporation of the Registrant
  3.2*   By-laws of the Registrant
  3.3    Articles of Amalgamation of the Registrant
  3.4    Revised By-laws of the Registrant
  4.1+   Specimen Common Share certificate
 10.1*   Registration Rights Agreement, dated as of January 27, 1999, between the
         Registrant and certain shareholders of the Registrant
 10.2*   Agency Agreement, dated as of June 24, 1999, between the Registrant and the Agents named therein
 10.3*   Professional Services Agreement, dated June 1, 1999, between the
         Registrant and Protege Software Limited
 10.4*   Form of Subscription Agreement, dated July 17, 1998 between the
         Registrant and each of Robert Gayle, Bahman Koohestani, John Mah and
         Sean Maurik
 10.5*   Form of Subscription Agreement, dated July 17, 1998, between the
         Registrant and Bahman Koohestani
 10.6*   Credit Facility, dated July 5, 1998 between the Registrant and Royal
         Bank of Canada
 10.7*   Sub-lease Agreement, dated December 16, 1998 between the Registrant and
         MGI Software Corp.
 10.8*   Lease Agreement, dated November 17, 1999 between the Registrant and 302
         Town Centre Limited.
 10.9*   Stock Option Plan
10.10*   Employment Agreement, dated November 23, 1998, between John Foresi and the Registrant
10.11*   Employment Agreement, dated February 26, 1998, between Bahman Koohestani and the Registrant
10.12*   Employment Agreement and Form of Confidentiality Agreement between the
         Registrant and its executive officers
10.13*   Employee Stock Purchase Plan
10.14*   Amalgamation Agreement, dated November 30, 1999, between the Registrant and XDL Delano Holdings Inc.
10.15*   Amendment No. 1 to the Amalgamation Agreement, dated February 7, 2000, between the Registrant and XDL Delano Holdings Inc.
10.16*   Subscription Agreement, dated February 7, 2000, between the Registrant and Nortel Networks Corporation
10.17    Amendment to Lease Agreement between Registrant and 302 Town Centre
         Limited
 21.1    Subsidiaries of Registrant
 24.1*   Powers of Attorney

----------
[FN]
* Incorporated by reference to the exhibits contained in the Company's Registration Statement on Form F-1 (File No. 333-94505).

+ Incorporated by reference from the Company's Registration Statement on Form 8-A dated January 27, 2000.
