Form 10-Q
period 2000-06-30
DELANO TECHNOLOGY CORP
filed 2000-08-02
CIK 1100043

DELANO TECHNOLOGY CORPORATION - 10-Q Quarterly Report

================================================================================





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------


                                    FORM 10-Q

(x) Quarterly Report Under Section 13 Or 15 (D) Of The Securities Exchange Act Of 1934.

         For the quarter ended June 30, 2000;

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

     Securities registered pursuant to Section 12(b) of the Act:      NONE

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

On August 1, 2000 approximately 30,143,141 shares of the Registrant's Common Stock were outstanding.

DELANO TECHNOLOGY CORPORATION - 10-Q Quarterly Report

================================================================================



                          DELANO TECHNOLOGY CORPORATION

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS



                          PART I: FINANCIAL INFORMATION
                                                                            Page
   Item 1    Financial Statements
                 Condensed Consolidated Balance Sheets at June 30, 2000
                 and March 31, 2000............................................3
                 Unaudited Condensed Consolidated Statements of Operations
                 for the three months ended June 30, 2000 and 1999 ............4
                 Unaudited Condensed Consolidated Statements of Cash Flows
                 for the three months ended June 30, 2000 and 1999 ............5
                 Notes to the Unaudited Condensed Consolidated Financial
                 Statements ...................................................6

   Item 2    Management's Discussion and Analysis of Financial Condition and
             Results of Operations ............................................8

   Item 3    Quantitative and Qualitative Disclosures About Market Risk ......23


                          PART II: OTHER INFORMATION

   Item 1    Legal Proceedings ..............................................n/a

   Item 2    Changes in Securities and Use of Proceeds.......................n/a

   Item 6    Exhibits and Reports on Form 8-K ................................23

   Signatures ................................................................24

DELANO TECHNOLOGY CORPORATION - 10-Q Quarterly Report

================================================================================




PART I:  FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS



                          DELANO TECHNOLOGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS)




                                                                                            JUNE 30,       MARCH 31,
                                                                                              2000            2000
                                                                                        ----------------  -----------
                                                                                          (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents.......................................................     $      80,911      $    82,370
   Short-term investments..........................................................            19,676           29,154
   Accounts receivable trade, net of allowance for doubtful accounts of $600
   at June 30, 2000, and $200 at March 31, 2000....................................             5,851            3,910
   Prepaid expenses and other......................................................             2,297            2,100
                                                                                         ------------     ------------
     Total current assets..........................................................           108,735          117,534
Property and equipment.............................................................             4,694            2,373
                                                                                         ------------     ------------
Total assets.......................................................................      $    113,429     $    119,907
                                                                                        =============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
   Accounts payable and accrued liabilities........................................      $      6,509     $      5,954
   Deferred revenue................................................................               971              961
   Current portion of obligations under capital leases.............................               180              209
                                                                                         ------------     ------------
     Total current liabilities.....................................................             7,660            7,124

Long-term liabilities:
   Obligations under capital leases................................................               208              222
                                                                                         ------------     ------------

Total liabilities..................................................................             7,868            7,346

Shareholders' equity:
   Capital Stock...................................................................           135,390          133,132
   Deferred stock-based compensation...............................................           (9,479)           (8,851)
   Accumulated other comprehensive losses..........................................             (340)             (340)
   Deficit.........................................................................          (20,010)          (11,380)
                                                                                         ------------      ------------
     Total shareholders' equity....................................................           105,561          112,561
                                                                                         ------------     ------------
Total liabilities and shareholders' equity ........................................      $    113,429     $    119,907
                                                                                         ============     ============

     See accompanying notes to condensed consolidated financial statements.

DELANO TECHNOLOGY CORPORATION - 10-Q Quarterly Report

================================================================================





                          DELANO TECHNOLOGY CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)




                                                                                            THREE MONTHS    THREE MONTHS
                                                                                               ENDED            ENDED
                                                                                           JUNE 30, 2000    JUNE 30, 1999
                                                                                           -------------    -------------
Revenues:
   License........................................................................         $    5,361        $      752
   Service........................................................................                657                59
                                                                                           ----------        ----------
     Total revenues...............................................................              6,018               811
                                                                                           ----------        ----------

Cost of revenues:
   License........................................................................                 59                --
   Service (excluding stock-based compensation of $65 and $35, respectively) .....                801               149
                                                                                           ----------        ----------
     Total cost of revenues.......................................................                860               149
                                                                                           ----------        ----------

Gross profit......................................................................              5,158               662
                                                                                           ----------        ----------

Operating expenses:
   Sales and marketing (excluding stock-based compensation of $1,427 and $46,
   respectively)..................................................................             10,388               818
   Research and development (excluding stock-based compensation of $53 and $6,
   respectively)..................................................................              2,320               389
   General and administrative (excluding stock-based compensation of $79 and $20,
   respectively)..................................................................                998               157
   Amortization of deferred stock-based compensation..............................              1,624               107
                                                                                           ----------        ----------
     Total operating expenses.....................................................             15,330             1,471
                                                                                           ----------        ----------
Operating loss ...................................................................            (10,172)             (809)
Interest income, net .............................................................              1,542                11
                                                                                           ----------        ----------
Loss before income taxes..........................................................             (8,630)             (798)
Income taxes......................................................................                 --                --
                                                                                           ----------        ----------
Net loss .........................................................................             (8,630)             (798)
         Less: accretion of dividends on redeemable convertible special shares....                 --               (70)
                                                                                           ----------        -----------
Loss applicable to common shares .................................................         $   (8,630)       $     (868)
                                                                                           ===========       ===========


Basic and diluted loss per common share...........................................         $    (0.29)       $    (0.47)
                                                                                           ===========       ===========
Shares used in computing basic and diluted loss per
common share (in thousands).......................................................             29,959             1,850
                                                                                           ==========        ==========

     See accompanying notes to condensed consolidated financial statements.

DELANO TECHNOLOGY CORPORATION - 10-Q Quarterly Report

================================================================================




                          DELANO TECHNOLOGY CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS)




                                                                                          THREE MONTHS     THREE MONTHS
                                                                                             ENDED             ENDED
                                                                                         JUNE 30, 2000     JUNE 30, 1999
                                                                                         -------------     -------------
Cash provided by (used in):
Operating activities:
   Loss for the period............................................................       $    (8,630)      $      (798)
   Depreciation and amortization which does not  involve cash.....................               351                13
   Amortization of deferred stock-based compensation..............................             1,624               107
   Changes in non-cash operating working capital:
     Accounts receivable trade....................................................            (1,941)             (329)
     Prepaid expenses and other...................................................              (197)             (131)
     Accounts payable and accrued liabilities.....................................               555               190
     Deferred revenue.............................................................                10               (33)
                                                                                         -----------       ------------
   Net cash used in operating activities..........................................            (8,228)             (981)
Financing activities:
   Issuance of common shares......................................................                 6                --
   Issuance of special warrants...................................................                --            14,436
   Repayment of obligations under capital leases..................................               (43)              (15)
                                                                                         ------------      ------------
   Net cash provided by (used in) financing activities............................               (37)           14,421
Investing activities:
   Additions to property and equipment............................................            (2,672)             (163)
   Sale of short-term investments.................................................             9,478                --
                                                                                         -----------       -----------
   Cash provided by (used in) investing activities................................             6,806              (163)
Effect of currency translation of cash balances...................................                --               298
                                                                                         -----------       -----------
Increase (decrease) in cash and cash equivalents..................................            (1,459)           13,575
Cash and cash equivalents, beginning of period....................................            82,370             1,989
                                                                                         -----------       -----------
Cash and cash equivalents, end of period..........................................       $    80,911       $    15,564
                                                                                         ===========       ===========

     See accompanying notes to condensed consolidated financial statements.

DELANO TECHNOLOGY CORPORATION - 10-Q Quarterly Report

================================================================================




                          DELANO TECHNOLOGY CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements have been prepared by Delano Technology Corporation ("Delano" or the "Company") and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending March 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with Delano's audited consolidated financial statements and notes included in Delano's Annual Report on Form 10-K for the year ended March 31, 2000.

NOTE 2.  STOCKHOLDERS' EQUITY

      The Company's share capital and loss per common share information has been restated to reflect a 3-for-2 split of the Company's common shares, which was approved by the Company's shareholders on January 11, 2000.

Stock Option Plan

      The Company's stock option plan (the "Plan") was established for the benefit of the employees, officers, directors and certain consultants of the Company. The maximum number of common shares which may be set aside for issuance under the Plan is 7,500,000 shares, provided that the Board of Directors of the Company has the right, from time to time, to increase such number subject to the approval of the shareholders of the Company when required by law or regulatory authority. Generally, options issued subsequent to March 4, 1999 under the Plan vest over a four-year period. Options issued prior to March 5, 1999 vest annually over a three-year period.

      Details of stock option transactions are as follows:

                                                                                                         WEIGHTED
                                                                                                         AVERAGE
                                                         SHARES AVAILABLE           NUMBER            EXERCISE PRICE
                                                             FOR GRANT            OF SHARES              PER SHARE
                                                         ----------------        -----------          --------------
Balances, May 7, 1998
    Shares authorized.............................          3,000,000                     --                    --
    Options granted...............................         (1,779,000)             1,779,000             $    0.13
                                                        --------------           -----------
Balances, March 31, 1999..........................          1,221,000              1,779,000             $    0.13
      Additional shares authorized................          2,500,000                     --                    --
      Options granted.............................         (2,692,725)             2,692,725             $    3.85
      Options exercised...........................                 --               (255,250)            $    0.11
      Options cancelled...........................            202,875               (202,875)            $    1.08
                                                           ----------            ------------
Balances, March 31, 2000..........................          1,231,150              4,013,600             $    2.51
      Additional shares authorized................          2,000,000                     --                    --
      Options granted.............................         (1,080,500)             1,080,500             $   10.64
      Options exercised...........................                 --                (45,125)            $    0.13
      Options cancelled...........................            139,500               (139,500)            $    3.22
                                                        -------------            -----------
Balances, June 30, 2000 ..........................          2,290,150              4,909,475             $    4.29
                                                        =============            ===========
Options exercisable at June 30, 2000..............                                   507,180             $    0.18
                                                                                 ===========

      The stock options expire at various dates between May 2003 and June 2005.

DELANO TECHNOLOGY CORPORATION - 10-Q Quarterly Report

================================================================================



      The Company recorded deferred stock-based compensation amounting to $2.3 million for the quarter ended June 30, 2000, and $1.2 million for the quarter ended June 30, 1999. Amortization of deferred stock-based compensation amounted to $1.6 million for the quarter ended June 30, 2000 and $107,000 for the quarter ended June 30, 1999.

      The amortization of deferred stock-based compensation relates to the following cost of service revenues and operating expense categories (in thousands):


                                                                   THREE MONTHS          THREE MONTHS
                                                                       ENDED                 ENDED
                                                                   JUNE 30, 2000         JUNE 30, 1999
                                                                   -------------         -------------
Cost of service revenues......................................        $    65              $    35
Sales and marketing...........................................          1,427                   46
Research and development .....................................             53                    6
General and administrative....................................             79                   20
                                                                      -------              -------
                                                                      $ 1,624              $   107
                                                                      =======              =======

Warrant

      During January 1999, the Company issued a warrant for no consideration to an executive of the Company to purchase 394,737 common shares at a price of $0.44 per share. The warrant expires when the executive ceases to be employed by the Company or January 5, 2002 whichever is earlier.

Escrow Shares

      At June 30, 2000, 1,237,500 common shares of the Company are held in escrow pursuant to escrow arrangements entered into with certain employee/shareholders. Under the terms of the arrangements 365,625 common shares will be released from escrow on the last day of each successive calendar quarter subsequent to March 31, 2000.

Employee Stock Purchase Plan

      The Company has established an employee stock purchase plan under which employees may authorize payroll deductions of up to 15% of their compensation (as defined in the plan) to purchase common shares at a price equal to 85% of the lower of the fair market values as of the beginning or the end of the offering period. As at June 30, 2000 no common shares had been issued and there were 1,000,000 common shares available for issuance under this plan.

NOTE 3.  COMPREHENSIVE LOSS

      In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from shareholder transactions. Comprehensive loss for the three months ended June 30, 1999 and June 30, 2000 was not materially different from net loss for the periods.

NOTE 4.  SEGMENT INFORMATION

      Delano's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, Delano considers itself to be in a single industry segment, specifically the license, implementation and support of its software applications. Delano's long-lived assets are primarily in Canada. Geographic information on revenue for the three months ended June 30, 2000 and June 30, 1999 are as follows (in thousands):

DELANO TECHNOLOGY CORPORATION - 10-Q Quarterly Report

================================================================================


                                                                              THREE MONTHS ENDED
                                                                                 JUNE 30, 2000
                                                                           ------------------------

                                                                              2000           1999
                                                                           ----------     ---------
    United States ....................................................        $3,472         $   635
    Canada ...........................................................         1,224             176
    Europe ...........................................................         1,322              --
                                                                              ------         -------
                                                                              $6,018         $   811
                                                                              ======         =======


      During the three months ended June 30, 2000, one customer represented 15% of total revenues. No other customer represented more than 10% of total revenues. During the three months ended June 30, 1999, one customer accounted for more than 10% of total revenues.

NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

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

      The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), on December 3, 1999. SAB 101 provides additional guidance on the application of existing generally accepted accounting principles to revenue recognition in financial statements. Management does not expect the guidance of SAB 101 to have a material effect on its financial statements.

      The Financial Accounting Standards Board issued Interpretation No. 44, Accounting for certain Transactions Involving Stock Compensation (FIN No. 44), in March 2000. This interpretation clarifies the application of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, with respect to certain issues in accounting for employee stock compensation and is generally effective as of July 1, 2000. Management does not expect FIN 44 to have a material effect on its financial statements.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Except for historical information contained or incorporated by reference in this section, the following discussion contains forward-looking statements that involve risks and uncertainties. Delano's actual results could differ significantly from those discussed herein. Factors that could cause or contribute to these differences include, but are not limited to, those discussed herein with this Quarterly Report on Form 10-Q, the Company's Annual Report on Form 10-K, and the company's registration statement on form F-1 filed with the Securities and Exchange Commission. Any forward-looking statements speak only as of the date such statements are made.

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

DELANO TECHNOLOGY CORPORATION - 10-Q Quarterly Report

================================================================================

      Our products are offered on a licensed basis. We license our products based on:

       o a fee for each client, which depends on the specific and individual needs of the client;

       o an additional fee, which covers installation, configuration, training and professional services; and

       o a variable component, which depends on, among other things, the number of servers and the number of optional applications and add-ons, servers and component packs purchased.

      We recognize our software license revenues in accordance with the American Institute of Certified Public Accountants, or ("AICPA"), Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and related amendments and interpretations contained in the AICPA's SOP 98-9. We generally recognize revenues allocated to software licenses upon delivery of the software products, when all of the following conditions have been met:

       o  persuasive evidence of an arrangement exists;

       o  the license fee is fixed or determinable; and

       o  the license fee is collectible.

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

       o Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing materials.

       o Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and in connection with the enhancement of existing products and quality assurance activities.

       o General and administrative expenses consist primarily of compensation and related costs for administrative personnel, legal, accounting and other general corporate expenses.

       o Amortization of deferred stock-based compensation includes the amortization, over the vesting period of a stock option, of the difference between the exercise price of options granted to employees and the deemed fair market value of the options for financial reporting purposes. In addition, deferred stock-based compensation includes compensation expense arising on the issuance of options and a warrant to employees and a consultant, calculated as the difference between the exercise price of the options and warrant and the fair market value at the date of issuance. Also included in amortization of deferred stock-based compensation is compensation expense relating to an option to acquire shares of the Company issued in connection with a professional services agreement between the Company and a related corporation. The compensation expense is calculated as the difference

DELANO TECHNOLOGY CORPORATION - 10-Q Quarterly Report

================================================================================

          between the exercise price of the option and the fair market value at the time the option was issued or earned.

      We allocate common costs based on relative headcount or other relevant measures. These allocated costs include rent and other facility-related costs for the corporate head office, communication expenses and depreciation expenses for furniture and equipment.

      In connection with the granting of stock options and the issuance of a warrant to our employees, we recorded deferred stock-based compensation totaling $12.9 million through June 30, 2000. This amount represents the total difference between the exercise prices of stock options and the warrant and the deemed fair value of the underlying common stock for accounting purposes on the date these stock options were granted and the warrant issued. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board, or ("FASB"), Interpretation No. 28. As of June 30, 2000, we had a total of $9.5 million of deferred stock-based compensation that had not been amortized. The amortization of the remaining deferred stock-based compensation will result in additional charges to operations through December 2003 of approximately $900,000 per quarter. The amortization of deferred stock-based compensation is classified as a separate component of operation expenses in our consolidated statement of operations.

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

      The following table sets forth the results of operations for the three months ended June 30, 2000 and 1999 expressed as a percentaged total revenues.

                                                                                       THREE MONTHS ENDED
                                                                            ---------------------------------------
                                                                            JUNE 30, 2000              JUNE 30,1999
                                                                            -------------              ------------
                                                                                         (PERCENTAGE)
        CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
   License                                                                        89.1%                      92.7%
   Service                                                                        10.9                        7.3
                                                                            ----------                -----------
     Total revenues                                                              100.0%                     100.0%
                                                                            ----------                -----------
Cost of revenues
   License                                                                         1.0                        0.0
   Service                                                                        13.3                       18.4
                                                                            ----------                -----------
     Total cost of  revenues                                                      14.3                       18.4
                                                                            ----------                -----------
Gross profit                                                                      85.7                       81.6
                                                                            ----------                -----------
Operating expenses:
   Sales and marketing                                                           172.6                      100.9
   Research and development                                                       38.5                       48.0
   General and administrative                                                     16.6                       19.3
   Amortization of deferred  stock-based compensation                             27.0                       13.2
                                                                            ----------                -----------
     Total operating expenses                                                    254.7                      181.4
                                                                            ----------                -----------
Loss from operations                                                            (169.0)                     (99.8)
Interest income, net                                                              25.6                        1.4
                                                                            ----------                -----------
Loss before income taxes                                                        (143.4)                     (98.4)
Income taxes                                                                       0.0                        0.0
                                                                            ----------                -----------
Loss for the period                                                             (143.4)                     (98.4)
                                                                            ===========               ============

DELANO TECHNOLOGY CORPORATION - 10-Q Quarterly Report

================================================================================



RESULTS OF OPERATIONS

Three months ended June 30, 2000 Compared to the three months ended June 30, 1999.

      Revenues. Total revenues for the three months ended June 30, 2000 were $6.0 million, compared to $811,000 for the three months ended June 30, 1999. License revenues accounted for $5.4 million, or 89.1% of total revenues for the three months ended June 30, 2000, compared with $752,000 or 92.7% for the three months ended June 30, 1999. Services revenues, including maintenance and services fees, accounted for the remaining $657,000 or 10.9% of total revenues for the three months ended June 30, 2000, compared with $59,000 or 7.3% for the three months ended June 30, 1999. Approximately 57.7% of our total revenues were generated in the United States, 20.3% were generated in Canada and 22.0% were generated elsewhere in the three months ended June 30, 2000.

      Cost of revenues. Cost of product revenues was $59,000 for the three months ended June 30, 2000 or 1.0% of total revenues, compared with nil for the three months ended June 30, 1999. Cost of services revenues was $801,000 for the three months ended June 30, 2000, or 13.3% of total revenues, compared with $149,000, or 18.4% of total revenues for the three months ended June 30, 1999. We anticipate that cost of service revenues will increase in absolute dollars as we continue to hire additional services personnel, but decrease proportionately as a percentage of service revenues. We anticipate that the cost of product revenues will increase proportionately with increases in product revenues.

      Sales and marketing. Sales and marketing expenses increased to $10.4 million for the three months ended June 30, 2000, or 172.6% of total revenues, compared with $818,000 or 100.9% of total revenues for the three months ended June 30, 1999. This increase was attributable primarily to the addition of 164 sales and marketing personnel and higher marketing costs due to expanded promotional activities. We anticipate that sales and marketing expenses will increase in absolute dollars as we continue to hire additional sales and marketing personnel and expand discretionary marketing programs, but decrease as a percentage of revenue.

      Research and development. Research and development expenses increased to $2.3 million for the three months ended June 30, 2000, or 38.5% of total revenues, compared with $389,000, or 48.0% of total revenues for the three months ended June 30, 1999. This increase was attributable primarily to the addition of 110 product development and related services personnel and to increased consulting and recruiting costs. We anticipate that research and development expenses will increase in absolute dollars, but will decrease as a percentage of total revenues from period to period as we continue to hire additional research and development personnel.

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

      General and administrative. General and administrative expenses increased to $1.0 million, or 16.6% of total revenues for the three months ended June 30, 2000, compared to $157,000, or 19.3% of total revenues for the three months ended June 30, 1999 due primarily to the addition of 35 administrative personnel, increased consulting costs and to higher facilities-related expenses necessary to support our growth. We expect that general and administrative expenses will increase in absolute dollars as we add personnel and incur related costs to facilitate the growth of our business.

DELANO TECHNOLOGY CORPORATION - 10-Q Quarterly Report

================================================================================



      Amortization of deferred stock-based compensation. We incurred a charge of $1.6 million for the three months ended June 30, 2000, compared to $107,000 for the three months ended June 30, 1999 related to the issuance of stock options with exercise prices less than the deemed fair market value for financial reporting purposes on the date of grant.

      Interest income, net. Interest income, net for the three months ended June 30, 2000 was $1.5 million, compared to $11,000 for the three months ended June 30, 1999. Interest income, net reflected the interest earned on the cash and cash equivalents balance arising from our special warrant offering in June 1999 and our initial public offering in February 2000.

      Provision for income taxes. A deferred tax asset of $4.6 million existed as of June 30, 2000. A valuation allowance is recorded against a deferred tax asset if it is more likely than not that the asset will not be realized. A valuation allowance taken against substantially all of the deferred tax asset reflects the lack of profitability in the past, the significant risk that taxable income would not be generated in the future and the nontransferable nature of the deferred tax asset under certain conditions.

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

      Our operating activities used cash of $8.2 million during the three months ended June 30, 2000 and cash of $981,000 for the three months ended June 30, 1999. Our negative operating cash flow resulted principally from the net losses that we incurred during these periods as we invested in the development of our products, expanded our sales force and expanded our infrastructure to support our growth.

      Our financing activities used $37,000 in cash during the three months ended June 30, 2000 and generated $14.4 million in the three months ended June 30, 1999. In the three months ended June 30, 1999 the issuance of special warrants generated net proceeds of $14.4 million.

      Our investing activities used $2.6 million in cash during the three months ended June 30, 2000 and cash of $163,000 for the three months ended June 30, 1999 for the purchase of computer equipment, software, furniture and equipment to support our growing number of employees. For the three months ended June 30, 2000, the sale of short-term investments generated $9.5 million generating a net amount for investing activities of $6.8 million.

      In March 1999, we obtained a lease line of credit from a Canadian chartered bank to purchase equipment and furniture. Approximately $388,000 was outstanding on the lease line of credit as of June 30, 2000 and approximately $169,000 was outstanding as of June 30, 1999. The ceiling on the lease line of credit is Cdn$1,000,000 (approximately $693,000). The lease line of credit is not collateralized with cash for the amount of the line that is used for leasing equipment.

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

      At June 30, 2000, we had cash and cash equivalents aggregating $80.9 million. At June 30, 2000, we also had a short-term investment of $19.7 million. We believe that our current cash and cash equivalents are sufficient to fund our operations for at least the next 12 months. If cash generated from operations is insufficient to meet our long-term liquidity needs, we may need to raise additional funds or seek other financing arrangements. Additional funding may not be available on favorable terms or at all. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, products or technologies, we may, from time to time, evaluate potential acquisitions of other businesses, products and technologies. In order to consummate potential

DELANO TECHNOLOGY CORPORATION - 10-Q Quarterly Report

================================================================================



acquisitions, we may issue additional securities or need additional equity or debt financing and any such financing may be dilutive to existing investors.

RISK FACTORS

      Our future operating results may vary substantially from period to period. The price of our common stock will fluctuate in the future, and an investment in our common stock is subject to a variety of risks, including but not limited to the specific risks identified below. Inevitably, some investors in our securities will experience gains while others will experience losses depending on the prices at which they purchase and sell securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report. This report contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in this "risks associated with Delano's business and future operating results" and elsewhere in this report. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statement, which reflect our management's view only as of the date of this report.

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

FACTORS RELATING TO OUR BUSINESS MAKE OUR FUTURE OPERATING RESULTS UNCERTAIN, AND MAY CAUSE THEM TO FLUCTUATE FROM PERIOD TO PERIOD.

      Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter, particularly because our products and services are relatively new and our prospects are uncertain. If our quarterly revenues or operating results fall below the expectations of investors, the price of our common shares could decline substantially. Factors that might cause quarterly fluctuations in our operating results include the risk factors described in the sub-headings below as well as the following:

      o  the timing of new releases of our products;

      o changes in our pricing policies or those of our competitors, including the extent to which we may need to offer discounts to match competitors' pricing;

      o the mix of sales channels through which our products and services are sold;

      o  the mix of our domestic and international sales;

      o  costs related to the customization of our products;

DELANO TECHNOLOGY CORPORATION - 10-Q Quarterly Report

================================================================================



      o our ability to expand our operations, and the amount and timing of expenditures related to this expansion; and

      o any costs or expenses related to our anticipated move to new corporate offices;

      o our operating results may also be affected by the following factors over which we have little or no control:

         >> the evolving and varying demand for interaction-based software products and services for e-businesses, particularly our products and services;

         >> the discretionary nature of our clients' purchasing and budgetary cycles;

         >> the timing of execution of large contracts that materially affect our operating results; and

         >> global economic conditions, as well as those specific to large enterprises with high e-mail volume.

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

WE HAVE A HISTORY OF LOSSES, WE MAY INCUR LOSSES IN THE FUTURE AND OUR LOSSES MAY INCREASE BECAUSE OF OUR PLAN TO INCREASE OPERATING EXPENSES.

      Since we began operations in May 1998, we have incurred substantial operating losses in every quarter. As a result of accumulated operating losses, as of June 30, 2000, we had an accumulated deficit of $20.0 million. For the three months ended June 30, 2000, we had a net loss of $8.6 million, or 143.4% of total revenues for that period. Our growth in recent periods has been from a limited base of clients, and we may not be able to sustain our growth rate. We expect to continue to increase our operating expenses. As a result, we expect to continue to experience losses and negative cash flow, even if sale of our products and services continues to grow, and we may not generate sufficient revenues to achieve profitability in the future.

      In addition, as a result of our rapid growth, we expect that our losses may increase even more because of additional costs and expenses related to an increase in:

      o  the number of our employees;

      o  research and development activities; and

      o  sales and marketing activities.

WE ARE DEPENDENT UPON A LIMITED NUMBER OF CLIENTS, AND A LOSS OF ANY OF THESE CLIENTS OR A REDUCTION, DELAY OR CANCELLATION IN ORDERS FROM THESE CLIENTS COULD HARM OUR BUSINESS.

      To date, a significant portion of the total revenues has been derived from sales to a small number of clients. In the three months ended June 30, 2000, one customer accounted for 15% of our total revenues and no other customer accounted for more than 10% of revenues. We expect that we will continue to be dependent upon a limited number of clients for a significant portion of our revenue in future periods. There can be no assurance that our existing clients or any future clients will continue to use our products. A reduction, delay or cancellation in orders from our clients, including reductions or delays due to market, economic or competitive conditions, could have a materially adverse effect on our business, operating results and financial condition.

DELANO TECHNOLOGY CORPORATION - 10-Q Quarterly Report

================================================================================

DIFFICULTIES IN IMPLEMENTING OUR PRODUCTS COULD HARM OUR BUSINESS.

      Our success depends upon the ability of our staff and our clients to implement our products. This implementation typically involves working with sophisticated software, computing and communications systems. If we experience implementation difficulties or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project than anticipated. Some clients may also require us to develop customized features or capabilities. If new or existing clients require more time to deploy our products than is originally anticipated, or require significant amounts of our professional services support or customized features, our revenue recognition could be further delayed and our costs could increase, causing increased variability in our operating results.

OUR PRODUCTS AND SERVICES MAY NOT BE ACCEPTED BY THE MARKETPLACE.

      Of our total revenues of $6.0 million for the three months ended June 30, 2000, $5.4 million was derived from licenses of our products and $657,000 was from related services. We are not certain that our target clients will widely adopt and deploy our products and services. Our future financial performance will depend on the successful development, introduction and client acceptance of new and enhanced versions of our products. In the future, we may not be successful in marketing our products and services or any new or enhanced products.

WE EXPECT TO DEPEND ON SALES OF OUR DELANO E-BUSINESS INTERACTION SUITE AND VELOCITY SUITE APPLICATIONS FOR A SUBSTANTIAL MAJORITY OF OUR REVENUES FOR THE FORESEEABLE FUTURE.

      In the three months ended June 30, 2000, we derived most of our revenues from licenses of our Delano e-Business Interaction Suite and Customer Velocity. Although we have added new product offerings and expect to add new product offerings, we expect to continue to derive a substantial majority of our revenues from sales of the Delano e-Business Interaction Suite for the foreseeable future. Implementation of our strategy depends on the Delano e-Business Interaction Suite being able to solve the communication needs of businesses engaging in commercial transactions over the internet or having an internet presence. If current or future clients are not satisfied with the Delano e-Business Interaction Suite, our business and operating results could be seriously harmed.

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

      Future versions of hardware and software platforms embodying new technologies and the emergence of new industry standards could render our products obsolete. The market for e-business communications software is characterized by:

      o  rapid technological change;

      o  frequent new product introductions;

      o  changes in customer requirements; and

      o  evolving industry standards.

      Our products are designed to work on, or inter-operate with, a variety of operating systems used by our clients. However, our software may not operate correctly on evolving versions of operating systems, or the hardware upon which, or with which, they are intended to run or interoperate, programming languages, databases and other systems that our clients use. For example, because the server component of the current versions of our products run only on the Windows NT operating system from Microsoft, we must develop products and services that are compatible with UNIX and other operating systems to meet the demands of our clients. If we cannot successfully develop these products in response to client demands or improve our existing products to keep pace with technological changes, our business could suffer.

      We must continually improve the performance, features and reliability of our products, particularly in response to competitive offerings. Our success depends, in part, on our ability to enhance our existing software and to develop new

DELANO TECHNOLOGY CORPORATION - 10-Q Quarterly Report

================================================================================



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

DELAYS IN INTRODUCING NEW AND ENHANCED PRODUCTS COULD HARM OUR BUSINESS.

      The development of proprietary technologies and necessary service enhancements entail significant technical and business risks and requires substantial expenditures and lead time. If we experience product delays in the future we may face:

      o  customer dissatisfaction;

      o  cancellation of orders and license agreements;

      o  negative publicity;

      o  loss of revenues;

      o  slower market acceptance; and

      o  legal action by clients against us.

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

      We currently face competition for our products principally from systems designed by in-house and third-party development efforts. In addition, some of our competitors who currently offer licensed software products are now beginning to offer online offerings, which involve providing software on a rental basis hosted on the hardware of an application service provider, or ASP. In this quarter, we have begun to offer on-line offerings as well. However, we may lose potential clients to competitors operating with longer histories.

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

DELANO TECHNOLOGY CORPORATION - 10-Q Quarterly Report

================================================================================



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

THE DELANO E-BUSINESS INTERACTION SUITE ENABLES THIRD PARTIES TO DEVELOP APPLICATIONS THAT COMPETE WITH OUR APPLICATIONS.

      Third parties have the ability to develop their own applications on top of the Delano e-Business Interaction Suite. The applications of these third parties could compete with products developed by us or services, which we offer now or will offer in the future. If our target clients do not widely adopt and purchase our products, or if third parties compete with applications developed by us, our business would suffer.

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

WE HAVE EXPERIENCED RAPID GROWTH, WHICH HAS PLACED A STRAIN ON OUR RESOURCES, AND ANY FAILURE TO MANAGE OUR GROWTH EFFECTIVELY MAY CAUSE OUR BUSINESS TO SUFFER.

      Our ability to offer our products and services successfully in a rapidly evolving market requires an effective planning and management process. We have limited experience in managing rapid growth. We are experiencing a period of growth that is placing a significant strain on our managerial, financial and personnel resources. On June 30, 2000, we had a total of 417 full-time employees compared to 76 on June 30, 1999. We expect to continue to hire new employees at a rapid pace. Our business will suffer if this growth continues and we fail to manage this growth. Any additional growth will further strain our management, financial, personnel and other resources. To manage any future growth effectively, we must

DELANO TECHNOLOGY CORPORATION - 10-Q Quarterly Report

================================================================================




improve our financial and accounting systems, controls, reporting systems and procedures, integrate new personnel and manage expanded operations. Any failure to do so could negatively affect the quality of our products, our ability to respond to our clients and retain key personnel, and our business in general.

OUR FUTURE REVENUE GROWTH COULD BE IMPAIRED IF WE ARE UNABLE TO DEVELOP ADDITIONAL DISTRIBUTION CHANNELS FOR OUR PRODUCTS.

      We believe that our success in penetrating our target markets depends in part on our ability to enter into agreements with established third-party distribution companies, consulting organizations and software vendors relating to the distribution of our products. We have recently entered into non-exclusive distribution agreements with various parties, including Clarify, Hewlett-Packard, Macromedia, Deloitte Consulting and PricewaterhouseCoopers. Since these agreements are non-exclusive and normally terminable without penalty on short notice, some third parties may choose to discontinue working with us or may decide to work with our competitors. We derive revenues from these agreements through the sale of licenses. For the three months ended June 30, 2000, we derived 15% of our total revenues from a single sale through one of these agreements. We may not be able to derive significant revenues in the future from these agreements.

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

DELANO TECHNOLOGY CORPORATION - 10-Q Quarterly Report

================================================================================

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

OUR SUCCESS DEPENDS ON OUR ABILITY TO PROTECT OUR PROPRIETARY RIGHTS.

      We rely on contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. None of our trademarks is registered, nor do we have any trademark applications pending. We currently have no patent applications pending relating to our software. Despite any precautions that we take to protect our intellectual property:

      o laws and contractual restrictions may be insufficient to prevent misappropriation of our technology or deter others from developing similar technologies;

      o current laws that prohibit software copying provide only limited protection from software "pirates", and effective trademark, copyright and trade secret protection may be unavailable or limited in foreign countries;

      o other companies may claim common law trademark rights based upon state, provincial or foreign laws that precede any registrations we may receive for our trademarks; and

      o policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we may be unable to determine the extent of this unauthorized use.

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

DELANO TECHNOLOGY CORPORATION - 10-Q Quarterly Report

================================================================================




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

      Substantial litigation over intellectual property rights exists in our industry. We expect that software in our industry may be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlap. Third parties may currently have, or may eventually be issued patents that our products or technology infringe.

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

OUR PRODUCTS COULD CONTAIN UNDETECTED DEFECTS OR ERRORS.

      We face the possibility of higher costs as a result of the complexity of our products and the potential for undetected errors. Due to the mission-critical nature of our products and services, undetected errors are of particular concern. We have only a limited number of clients that test new features and the functionality of our software before we make these features and functionalities generally available. If our software contains undetected errors or we fail to meet our clients' expectations in a timely manner, we could experience:

      o loss of, or delay in revenues expected from the new product and an immediate and significant loss of market share;

      o loss of existing clients that upgrade to the new product and of new clients;

      o  failure to achieve market acceptance;

      o  diversion of development resources;

      o  injury to our reputation;

      o  increased service and warranty costs;

DELANO TECHNOLOGY CORPORATION - 10-Q Quarterly Report

================================================================================

      o  legal actions by clients against us; and

      o  increased insurance costs.

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

OUR INTERNATIONAL EXPANSION EFFORTS MAY NOT BE SUCCESSFUL.

      Our operations outside the United States and Canada are located in the United Kingdom and, to date, have been limited. We plan to expand our existing international operations and establish additional facilities in other parts of the world, including continental Europe and Asia. However, we have not yet determined which cities or countries will be the locations for our international expansion. The expansion of our existing international operations and entry into additional international markets are key parts of our growth strategy and will require significant management attention and financial resources. In addition, to expand our international sales operations, we will need to, among other things:

      o expand our international sales channel management and support organizations;

      o develop relationships with international service providers and additional distributors and systems integrators; and

      o  customize our products for local markets.

      Our investments in facilities in other countries may not produce desired levels of revenues. Even if we are able to expand our international operations successfully, we may not be able to maintain or increase international market demand for our products.

OUR BUSINESS MAY SUFFER IF WE FAIL TO ADAPT APPROPRIATELY TO THE CHALLENGES ASSOCIATED WITH OPERATING INTERNATIONALLY.

      Expanding our operations outside the United States and Canada subjects us to numerous inherent potential risks associated with international operations. These risks include greater difficulty in accounts receivable collection, the burden of complying with multiple and conflicting regulatory requirements, foreign exchange controls, longer payment cycles, import and export restrictions and tariffs, potentially adverse tax consequences, and political and economic instability, any of which could impair our sales and results of operations. In addition, our ability to expand our business in certain countries will require modification of our products, particularly domestic language support.

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

DELANO TECHNOLOGY CORPORATION - 10-Q Quarterly Report

================================================================================



IF WE ARE OR BECOME A PASSIVE FOREIGN INVESTMENT COMPANY WE MAY NOT BE ABLE TO SATISFY RECORD-KEEPING REQUIREMENTS, WHICH COULD HAVE ADVERSE U.S. TAX CONSEQUENCES TO YOU.

      The rules governing passive foreign investment companies can have significant effects on U.S. investors. We could be classified as a passive foreign investment company if, for any taxable year, either:

      o 75% or more of our gross income is passive income, which includes interest, dividends and some types of rents and royalties; or

      o the average percentage, by fair market value, or, in some cases, by adjusted tax basis, of our assets that produce or are held for the production of passive income is 50% or more.

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

      We have been incorporated under the laws of the Province of Ontario, and our executive offices are located in Ontario. Many of our directors, controlling persons and officers, and representatives of the experts named in this Quarterly

DELANO TECHNOLOGY CORPORATION - 10-Q Quarterly Report

================================================================================

Report on Form 10-Q, are residents of Canada and a substantial portion of their assets and a majority of our assets are located outside the United States. Consequently, it may be difficult for you to enforce against us or any of our directors, controlling persons, officers or experts who are not resident in the United States, liabilities based solely upon the federal securities laws of the United States.

OUR BOARD OF DIRECTORS MAY ISSUE, WITHOUT SHAREHOLDER APPROVAL, PREFERENCE SHARES THAT HAVE RIGHTS AND PREFERENCES SUPERIOR TO THOSE OF COMMON SHARES AND THAT MAY DELAY OR PREVENT A CHANGE OF CONTROL.

      Our articles of incorporation allow the issuance of an unlimited number of preference shares in one or more series. After the offering, there will be no preference shares outstanding. However, our board of directors may set the rights and preferences of any class of preference shares in its sole discretion without the approval of the holders of common shares. The rights and preferences of these preference shares may be superior to those of the common shares. Accordingly, the issuance of preference shares may adversely affect the rights of holders of common shares. The issuance of preference shares also could have the effect of delaying or preventing a change of control of our company.

WE DO NOT INTEND TO PAY ANY DIVIDENDS ON OUR COMMON SHARES.

      We have not paid any cash dividends on our shares and we currently do not have any plans to pay dividends on our shares. In addition, our lease line of credit specifically prohibits the payment of dividends on our shares.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We develop products in Canada and sell these products in North America and Europe. Generally, our sales are made in US dollars. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently use derivative instruments to hedge our foreign exchange risk.

      Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. Our investments consist primarily of commercial paper, which have an average fixed yield rate of 6%. These all mature within three months. Delano does not consider its cash equivalents to be subject to interest rate risk due to their short maturities.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

      Not Applicable.

DELANO TECHNOLOGY CORPORATION - 10-Q Quarterly Report

================================================================================




                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.




August 2, 2000                                 Delano Technology Corporation




                 /s/ JOHN FORESI               President and Chief
                                               Executive Officer, Director
------------------------------------------
John Foresi                                    (Principal Executive Officer)




                 /s/ THOMAS HEARNE             Chief Financial Officer
                                               (Principal Financial Officer
------------------------------------------
Thomas Hearne                                  And Principal Accounting Officer)