Form 10-Q
period 2000-09-30
DELANO TECHNOLOGY CORP
filed 2000-11-14
CIK 1100043

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------


                                    FORM 10-Q

(x) Quarterly Report Under Section 13 Or 15 (D) Of The Securities Exchange Act Of 1934.

     For the quarter ended September 30, 2000;

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
                                      ---      ---
On October 31, 2000 approximately 36,483,095 shares of the Registrant's Common Stock were outstanding.

                          DELANO TECHNOLOGY CORPORATION

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS


                                                                                                            PAGE
                          PART I: FINANCIAL INFORMATION

Item 1     Financial Statements
               Condensed Consolidated Balance Sheets at September 30, 2000 and March 31, 2000...............   3
               Unaudited Condensed Consolidated Statements of Operations for the three and six months ended
               September 30, 2000 and 1999 .................................................................   4
               Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended
               September 30, 2000 and 1999 .................................................................   5
               Notes to the Unaudited Condensed Consolidated Financial Statements ..........................   6

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations ...........  10

Item 3     Quantitative and Qualitative Disclosures About Market Risk ......................................  27


                                         PART II: OTHER INFORMATION

Item 1     Legal Proceedings................................................................................ n/a

Item 2     Changes in Securities and Use of Proceeds........................................................ n/a

Item 6     Exhibits and Reports on Form 8-K ................................................................  27

Signatures .................................................................................................  28

PART I:  FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS



                          DELANO TECHNOLOGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS)




                                                                                         SEPTEMBER 30,       MARCH 31,
                                                                                              2000               2000
                                                                                        ----------------  -----------
                                                                                          (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents.......................................................     $      85,204     $     82,370
   Short-term investments..........................................................             1,142           29,154
   Accounts receivable trade, net of allowance for doubtful accounts of $827
   at September 30, 2000, and $200 at March 31, 2000...............................             8,612            3,910
   Prepaid expenses and other......................................................             3,339            2,100
                                                                                         ------------     ------------
     Total current assets..........................................................            98,297          117,534
Property and equipment, net........................................................             9,587            2,373
Goodwill and identifiable intangibles..............................................            19,067               --
                                                                                         ------------     ------------
Total assets.......................................................................     $     126,951     $    119,907
                                                                                        =============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities........................................     $      10,398     $      5,954
   Deferred revenue................................................................             1,042              961
   Current portion of obligations under capital leases.............................               180              209
                                                                                         ------------     ------------
     Total current liabilities.....................................................            11,620            7,124

Long-term liabilities:
   Obligations under capital leases................................................               163              222
                                                                                         ------------     ------------

Total liabilities..................................................................            11,783            7,346

Shareholders' equity:
   Capital stock...................................................................           154,449          133,132
   Deferred stock-based compensation...............................................           (9,808)           (8,851)
   Accumulated other comprehensive losses..........................................             (260)             (340)
   Deficit.........................................................................          (29,213)          (11,380)
                                                                                         ------------      ------------
     Total shareholders' equity....................................................           115,168          112,561
                                                                                         ------------     ------------
Total liabilities and shareholders' equity ........................................      $    126,951     $    119,907
                                                                                         ============     ============



     See accompanying notes to condensed consolidated financial statements.

                          DELANO TECHNOLOGY CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)


                                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                                      -----------------------     ---------------------------
                                                                         2000         1999            2000           1999
                                                                      --------    -----------     -----------     -----------
Revenues:
   License.........................................................     $7,009     $    1,561     $   12,370      $    2,313
   Service.........................................................      1,025             54          1,682             113
                                                                      --------     ----------     ----------      ----------
     Total revenues................................................      8,034          1,615         14,052           2,426
                                                                      --------     ----------     ----------      ----------

Cost of revenues:
   License.........................................................        122              6            181               6
   Service (excluding stock-based compensation of $65, $64, $130
     and $99 respectively) ........................................      1,169            231          1,970             380
                                                                      --------     ----------     ----------      ----------
     Total cost of revenues........................................      1,291            237          2,151             386
                                                                      --------     ----------     ----------      ----------

Gross profit.......................................................      6,743          1,378         11,901           2,040
                                                                      --------     ----------     ----------      ----------

Operating expenses:
   Sales and marketing (excluding stock-based compensation of $663,
     $101, $2,090 and $147, respectively)..........................     11,116          1,198         21,504           2,016
   Research and development (excluding stock-based compensation of
     $49, $26, $102 and $32, respectively).........................      3,856            801          6,176           1,190
   General and administrative (excluding stock-based compensation
     of $79, $20, $158 and $40, respectively)......................      1,142            255          2,140             412
   Amortization of deferred stock-based compensation...............        856            211          2,480             318
   In process research and development.............................        360             --            360              --
                                                                      --------     ----------     ----------      ----------
     Total operating expenses......................................     17,330          2,465         32,660           3,936
                                                                        ------     ----------     ----------      ----------
Operating loss ....................................................    (10,587)        (1,087)       (20,759)         (1,896)
Interest income, net ..............................................      1,384            165          2,926             176
                                                                         -----     ----------     ----------      ----------
Loss before income taxes...........................................     (9,203)          (922)       (17,833)         (1,720)
Income taxes.......................................................         --             --             --              --
                                                                      --------     ----------     ----------      ----------
Net loss ..........................................................     (9,203)          (922)       (17,833)         (1,720)
     Less: accretion of dividends on redeemable convertible special
     shares........................................................         --            (69)            --            (139)
                                                                      --------     ----------     ----------      ----------
Loss applicable to common shares ..................................   $ (9,203)    $     (991)    $  (17,833)     $   (1,859)
                                                                      =========    ===========    ===========     ===========


Basic and diluted loss per common share............................   $  (0.30)    $    (0.45)    $    (0.59)     $    (0.81)
                                                                      =========    ===========    ===========     ===========
Shares used in computing basic and diluted loss per
common share (in thousands)........................................     30,264          2,180         30,112           2,302
                                                                      =========    ===========    ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                          DELANO TECHNOLOGY CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS)




                                                                                                 SIX MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                         -------------------------------
                                                                                                2000           1999
                                                                                         ---------------   -------------
Cash provided by (used in):
Operating activities:
   Loss for the period............................................................       $   (17,833)      $    (1,720)
   Depreciation and amortization which does not involve cash......................               984                75
   Non-cash charges...............................................................             2,840               318
   Changes in non-cash operating working capital:
     Accounts receivable trade....................................................            (4,699)           (1,455)
     Prepaid expenses and other...................................................            (1,164)             (561)
     Accounts payable and accrued liabilities.....................................             3,998             1,220
     Deferred revenue.............................................................                80                73
                                                                                         -----------       -----------
   Net cash used in operating activities..........................................           (15,794)           (2,050)
Financing activities:
   Issuance of common shares......................................................             1,061                --
   Issuance of special warrants...................................................                --            14,436
   Payments on notes payable......................................................              (745)               --
   Proceeds from bank loan........................................................                --               156
   Repayment of obligations under capital leases..................................               (88)              (28)
                                                                                         ------------      ------------
   Net cash provided by (used in) financing activities............................               228            14,564
Investing activities:
   Additions to property and equipment............................................            (8,124)             (333)
   Cash used in acquisition.......................................................            (1,451)               --
   Sale of short-term investments.................................................            28,012                --
                                                                                         -----------       -----------
   Cash provided by (used in) investing activities................................            18,437              (333)
Effect of currency translation of cash balances...................................               (37)               35
                                                                                         ------------      -----------
Increase (decrease) in cash and cash equivalents..................................             2,834            12,216
Cash and cash equivalents, beginning of period....................................            82,370             1,989
                                                                                         -----------       -----------
Cash and cash equivalents, end of period..........................................       $    85,204       $    14,205
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

NOTE 2.  STOCKHOLDERS' EQUITY

Stock Option Plan

      The Company's stock option plan (the "Plan") was established for the benefit of the employees, officers, directors and certain consultants of the Company. The maximum number of common shares which may be set aside for issuance under the Plan is 7,613,350 shares, provided that the Board of Directors of the Company has the right, from time to time, to increase such number subject to the approval of the shareholders of the Company when required by law or regulatory authority. Generally, options issued subsequent to March 4, 1999 under the Plan vest over a four-year period. Options issued prior to March 5, 1999 vest annually over a three-year period.

      Details of stock option transactions are as follows:


                                                                                                        WEIGHTED
                                                       SHARES AVAILABLE                                 AVERAGE
                                                              FOR                  NUMBER           EXERCISE PRICE
                                                             GRANT               OF SHARES             PER SHARE
                                                       ----------------          -----------        ---------------
Balances, May 7, 1998
    Shares authorized.............................          3,000,000                     --                    --
    Options granted...............................         (1,779,000)             1,779,000             $    0.13
                                                        --------------           -----------
Balances, March 31, 1999..........................          1,221,000              1,779,000             $    0.13
      Additional shares authorized................          2,500,000                     --                    --
      Options granted.............................         (2,692,725)             2,692,725             $    3.85
      Options exercised...........................                 --               (255,250)            $    0.11
      Options cancelled...........................            202,875               (202,875)            $    1.08
                                                           ----------            ------------
Balances, March 31, 2000..........................          1,231,150              4,013,600             $    2.51
      Additional shares authorized................          2,113,350                     --                    --
      Options granted.............................         (2,187,600)             2,187,600             $   10.43
      Options exercised...........................                 --               (235,834)            $    0.26
      Options cancelled...........................            444,812               (444,812)            $    3.82
                                                        -------------            -----------
Balances, September 30, 2000 .....................          1,601,712              5,520,554             $    5.62
                                                        =============            ===========
Options exercisable at September 30, 2000.........                                   621,635             $    0.22
                                                                                 ===========

      The stock options expire at various dates between May 2003 and September 2005.

      The Company recorded deferred stock-based compensation amounting to $1.2 million for the quarter ended September 30, 2000, and $1.0 million for the quarter ended September 30, 1999. Amortization of deferred stock-based compensation amounted to $856,000 for the quarter ended September 30, 2000 and $211,000 for the quarter ended September 30, 1999.

      The amortization of deferred stock-based compensation relates to the following cost of service revenues and operating expense categories (in thousands):


                                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                                        ---------------------------------- ----------------------------
                                                              2000             1999              2000           1999
                                                        --------------   ----------------- --------------    ----------
Cost of service revenues...............................     $   65           $    64          $   130           $    99
Sales and marketing.....................................       663               101            2,090               147
Research and development ...............................        49                26              102                32
General and administrative..............................        79                20              158                40
                                                            ------           -------          -------           -------
                                                            $  856           $   211          $ 2,480           $   318
                                                            ======           =======          =======           =======

Warrant

      During January 1999, the Company issued a warrant for no consideration to an executive of the Company to purchase 394,737 common shares at a price of $0.44 per share. The warrant expires when the executive ceases to be employed by the Company or January 5, 2002 whichever is earlier.

Escrow Shares

      At September 30, 2000, 871,875 common shares of the Company are held in escrow pursuant to escrow arrangements entered into with certain employee/shareholders. Under the terms of the arrangements 365,625 common shares will be released from escrow on the last day of each successive calendar quarter subsequent to March 31, 2000.

Employee Stock Purchase Plan

      The Company has established an employee stock purchase plan under which employees may authorize payroll deductions of up to 15% of their compensation (as defined in the plan) to purchase common shares at a price equal to 85% of the lower of the fair market values as of the beginning or the end of the offering period. As at September 30, 2000 123,380 common shares had been issued and there were 876,620 common shares available for issuance under this plan.

NOTE 3.  COMPREHENSIVE LOSS

      In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and presentation of comprehensive income. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from shareholder transactions. Comprehensive loss for the three months and six months ended September 30, 1999 and September 30, 2000 was not materially different from net loss for the periods.

NOTE 4.  SEGMENT INFORMATION

      Delano's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, Delano considers itself to be in a single operating segment, specifically the license, implementation and support of its software applications. Delano's long-lived assets are primarily in Canada. Geographic information on revenue for the three and six months ended September 30, 2000 and 1999 are as follows (in thousands):

                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                                   ---------------------     ------------------------
                                                                     2000          1999         2000            1999
                                                                   ------        -------     ---------        -------
United States .................................................... $5,098        $ 1,224        $8,570        $ 1,859
Canada ...........................................................  1,947            371         3,171            547
Europe ...........................................................    989             20         2,311             20
                                                                   ------        -------      --------        -------
                                                                   $8,034        $ 1,615      $ 14,052        $ 2,426
                                                                   ======        =======      ========        =======


      During the three months and six months ended September 30, 2000, no customer represented more than 10% of total revenues. During the three months and six months ended September 30, 1999, one customer accounted for more than 10% of total revenues.

NOTE 5.  ACQUISITION OF CONTINUITY SOLUTIONS, INC.

      On September 26, 2000, the Company finalized the acquisition of Continuity Solutions, Inc. ("Continuity"). In connection with the acquisition, each share of Continuity common stock outstanding immediately prior to the consummation of the acquisition was converted into the right to receive 0.10 shares of Delano common stock (the "Exchange Ratio") and Delano assumed Continuity's outstanding stock options and warrants based on the Exchange Ratio, issuing approximately
1.4 million shares of Delano common stock and assuming options and warrants to acquire approximately 150,000 of Delano common stock. The transaction is accounted for using the purchase method of accounting.

      In connection with the acquisition, 282,592 of the Company's common shares issued to the former Continuity shareholders are being held in escrow to cover any reimbursable claims under the Merger Agreement and related agreements.

      The Company has accounted for the acquisition as a purchase. As a result, Delano recorded on its balance sheet the fair market value of Continuity's assets and liabilities, acquisition-related costs of $1.5 million and goodwill and identifiable intangibles of approximately $19.4 million. Goodwill and intangible assets acquired in connection with the acquisition will be amortized over a three-year period, resulting in an approximate $6.3 million charge per year. The preliminary allocation of the purchase price to assets acquired and liabilities assumed is presented in the table that follows (in thousands).

Tangible assets acquired ..............................................  $       135
Identifiable intangibles acquired:
In-process research and development ...................................          360
Existing technology ...................................................        2,580
In-place workforce ....................................................          280
Goodwill ..............................................................       16,207
Liabilities assumed ...................................................         (450)
Notes payable paid ....................................................         (745)
                                                                         -----------
      Net assets acquired .............................................  $    18,367
                                                                         ===========

      The estimated purchase price was approximately $18.4 million, measured as the average fair market value of Delano's outstanding common stock from August 30, to September 14, 2000, five trading days before and after the Merger Agreement was announced plus the Black-Scholes calculated value of the options and warrants of Continuity assumed by Delano in the acquisition, and other costs directly related to the acquisition as follows (in thousands):

Fair market value of Delano's common stock ..........................     $     15,395
Fair market value of Continuity options and warrants assumed ........              679
Debt assumed ........................................................              745
Acquisition-related costs ...........................................            1,548
                                                                          ------------
Total ...............................................................     $     18,367
                                                                          ============

      The following unaudited pro forma net revenues, net loss and net loss per share data for the six months ended September 30, 2000 and 1999 (six months ended June 30, 2000 and 1999 for Continuity) are based on the respective historical financial statements of the Company and Continuity. The pro forma data reflects the consolidated results of operations as if the acquisition with Continuity occurred at the beginning of the period indicated and includes the amortization of the resulting goodwill and other intangible assets. The pro forma financial data presented are not necessarily indicative of the Company's results of operations that might have occurred had the transaction been completed at the beginning of the period specified, and do not purport to represent what the Company's consolidated results of operations might be for any future period.

Unaudited Pro Forma Financial Information                                          SIX MONTHS ENDED SEPTEMBER 30,
                                                                                   ------------------------------
                                                                                     2000                1999
                                                                                   -----------        -----------
Net revenue ...........................................................            $   14,151         $   2,432
Net loss ..............................................................            $  (22,116)        $  (6,610)
Basic and diluted loss per share ......................................            $    (0.70)        $   (1.93)
Shares used in computing basic and diluted loss per share .............                31,440             3,421


NOTE 6.  RECENT ACCOUNTING PRONOUNCEMENTS

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

     The Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for certain Transactions Involving Stock Compensation" (FIN No. 44), in March 2000. This interpretation clarifies the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", with respect to certain issues in accounting for employee stock compensation and is generally effective as of July 1, 2000. Management does not expect FIN 44 to have a material effect on its financial statements.



NOTE 7.  SUBSEQUENT EVENT

     On October 16, 2000, the Company acquired Digital Archaeology Corporation, a Kansas corporation ("DA"), pursuant to an Agreement and Plan of Merger, dated as of October 13, 2000. At the effective time of the acquisition, the Company issued approximately 4.6 million of the Company's common shares and paid approximately $17.4 million in cash, in exchange for all of the outstanding shares of capital stock of DA, and each outstanding option or right to purchase DA common stock was assumed by the Company and became a right to purchase 0.53 of the Company's common shares.

     The acquisition will be accounted for using the purchase method of accounting. The purchase price and terms for the Merger were determined in arm's-length negotiations. The fair-value allocation of the total purchase price has not yet been determined.

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

      On September 26, 2000 we acquired Continuity Solutions, Inc. pursuant to a transaction where Continuity became our wholly-owned subsidiary. Continuity is a provider of integrated multi-channel eCRM solutions, consisting of licensed and ASP offerings. Continuity is headquartered in San Francisco, California and had 15 employees as of the date of the acquisition.

      In connection with the acquisition, we issued approximately 1.4 million shares of Delano common stock and assumed options and warrants to acquire approximately 150,000 shares of Delano common stock. The transaction is accounted for using the purchase method of accounting.

      On October 13, 2000, we acquired Digital Archaeology Corporation pursuant to a transaction where DA became our wholly-owned subsidiary. DA is a provider of analytics for e-business. The company's solutions provide enterprises with a view of customer and trading partner behavior and preferences across traditional and e-commerce channels. Digital Archaeology was a privately held company based in Kansas City and had 68 employees as of the date of the acquisition.

      In connection with the acquisition, we issued approximately 4.6 million of the Company's common shares, no par value, and paid $17.4 million in cash, in exchange for all of the outstanding shares of capital stock of DA, and each outstanding option or right to purchase DA common stock, $.01 par value per share, was assumed by the Company and became a right to purchase 0.53 of the Company's common shares. The transaction will be accounted for using the purchase method of accounting.

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

      We recognize our software license revenues in accordance with the American Institute of Certified Public Accountants, or ("AICPA"), Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and related amendments and interpretations contained in the AICPA's SOP 98-9. We generally recognize revenues allocated to software licenses upon delivery of the software products, when all of the following conditions have been met:

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

      o Amortization of deferred stock-based compensation includes the amortization, over the vesting period of a stock option, of the difference between the exercise price of options granted to employees and the deemed fair market value of the options for financial reporting purposes. In addition, deferred stock-based compensation includes compensation expense arising on the issuance of options and warrants to employees and a consultant, calculated as the difference between the exercise price of the options and warrants and the fair market value at the date of issuance. Also included in amortization of deferred stock-based compensation is compensation expense relating to an option to acquire shares of the Company issued in connection with a professional services agreement between the Company and a related corporation. The compensation expense is calculated as the difference between the exercise price of the option and the fair market value at the time the option was issued or earned.

      We allocate common costs based on relative headcount or other relevant measures. These allocated costs include rent and other facility-related costs for the corporate head office, communication expenses and depreciation expenses for fixed assets.

      In connection with the granting of stock options, the issuance of warrants to our employees and the exchange of unvested options in connection with the acquisition of Continuity, we recorded deferred stock-based compensation totaling $14.1 million through September 30, 2000. This amount represents the total difference between the exercise prices of stock options and the warrant and the deemed fair value of the underlying common stock for accounting purposes on the date these stock options were granted and the warrant issued. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board, or ("FASB"), Interpretation No. 28. As of September 30, 2000, we had a total of $9.8 million of deferred stock-based compensation that had not been amortized. The amortization of the remaining deferred stock-based compensation will result in additional charges to operations through December 2003 of approximately $900,000 per quarter. The amortization of deferred stock-based compensation is classified as a separate component of operation expenses in our consolidated statement of operations.

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

      The following table sets forth the results of operations for the three months and six months ended September 30, 2000 and 1999 expressed as percentaged total revenues.


                                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                              SEPTEMBER 30,            SEPTEMBER 30,
                                                          --------------------   ----------------------
                                                             2000       1999       2000          1999
                                                          ----------- --------   -----------   --------
    CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
   License                                                    87.2%      96.7%       88.0%       93.3%
   Service                                                    12.8        3.3        12.0         4.7
                                                          --------     ------    --------      ------
     Total revenues                                          100.0%     100.0%      100.0%      100.0%
                                                          --------     ------    --------      ------
Cost of revenues
   License                                                     1.5        0.4         1.3         0.2
   Service                                                    14.6       14.3        14.0        15.7
                                                          --------     ------    --------      ------
     Total cost of  revenues                                  16.1       14.7        15.3        15.9
                                                          --------     ------    --------      ------
Gross profit                                                  83.9       85.3        84.7        84.1
                                                          --------     ------    --------      ------
Operating expenses:
   Sales and marketing                                       138.4       74.2       153.0        83.1
   Research and development                                   48.0       49.6        44.0        49.0
   General and administrative                                 14.2       15.8        15.2        17.0
   Amort. of deferred stock-based compensation                10.6       13.0        17.6        13.1
   In-process research and development                         4.5        0.0         2.6         0.0
                                                          --------     ------    --------      ------
     Total operating expenses                                215.7      152.6       232.4       162.2
                                                          --------     ------    --------      ------
Loss from operations                                        (131.8)     (67.3)     (147.7)      (78.1)
Interest income, net                                          17.2       10.2        20.8         7.2
                                                          --------     ------    --------      ------
Loss before income taxes                                    (114.6)     (57.1)     (126.9)      (70.9)
Income taxes                                                   0.0        0.0         0.0         0.0
                                                          --------     ------    --------      ------
Loss for the period                                         (114.6)     (57.1)     (126.9)      (70.9)
                                                          ========     ======    ========      ======


RESULTS OF OPERATIONS

Three months ended June 30, 2000 Compared to the three months ended June 30, 1999.

      Revenues. Total revenues for the three months ended September 30, 2000 were $8.0 million, compared to $1.6 million for the three months ended September 30, 1999. License revenues accounted for $7.0 million, or 87.2% of total revenues for the three months ended September 30, 2000, compared with $1.6 million or 96.7% for the three months ended September 30, 1999. Services revenues, including maintenance and services fees, accounted for the remaining $1.0 million or 12.8% of total revenues for the three months ended September 30, 2000, compared with $54,000 or 3.3% for the three months ended September 30, 1999. Approximately 63.5% of our total revenues were generated in the United States, 24.2% were generated in Canada and 12.3% were generated elsewhere in the three months ended September 30, 2000.

      Cost of revenues. Cost of product revenues was $122,000 for the three months ended September 30, 2000 or 1.5% of total revenues, compared with $6,000 or 0.4% for the three months ended September 30, 1999. Cost of services revenues was $1.2 million for the three months ended September 30, 2000, or 14.6% of total revenues, compared with $231,000, or 14.3% of total revenues for the three months ended September 30, 1999. We anticipate that cost of service revenues will increase in absolute dollars as we continue to hire additional services personnel, but decrease proportionately as a percentage of service revenues. We anticipate that the cost of product revenues will increase proportionately with increases in product revenues.

      Sales and marketing. Sales and marketing expenses increased to $11.1 million for the three months ended September

30, 2000, or 138.4% of total revenues, compared with $1.2 million or 74.2% of total revenues for the three months ended September 30, 1999. This increase was attributable primarily to the addition of 179 sales and marketing personnel and higher marketing costs due to expanded promotional activities. We anticipate that sales and marketing expenses will increase in absolute dollars as we continue to hire additional sales and marketing personnel and expand discretionary marketing programs, but decrease as a percentage of revenue.

      Research and development. Research and development expenses increased to $3.9 million for the three months ended September 30, 2000, or 48.0% of total revenues, compared with $801,000, or 49.6% of total revenues for the three months ended September 30, 1999. This increase was attributable primarily to the addition of 156 product development and related services personnel and to increased consulting and recruiting costs. We anticipate that research and development expenses will increase in absolute dollars, but will decrease as a percentage of total revenues from period to period as we continue to hire additional research and development personnel.

      As a Canadian Controlled Private Corporation or ("CCPC"), we qualified for certain investment tax credits under the Income Tax Act (Canada) on eligible research and development expenditures. Prior to our initial public offering, refundable investment tax credits, which result in cash payments to us, have been recorded at a rate of 35% of eligible current and capital research and development expenditures. Prior to our initial public offering, we were entitled to an investment tax credit at these rates for the first Cdn$2.0 million (approximately $1.4 million) of eligible research and development expenditures, and a further investment tax credit at the rate of 20% of eligible research and development expenditures in excess of Cdn$2.0 million. Investment tax credits on current expenditures earned at the 35% rate are fully refundable to CCPCs. Investment tax credits earned by a CCPC on capital expenditures at the 35% rate are refundable at a rate of 40% of the amount of the credit. We will earn investment tax credits at a rate of 20% of eligible current and capital research and development expenditures made after our initial public offering. While a portion of investment tax credits earned as a CCPC are refundable, investment tax credits earned after our initial public offering may only be used to offset income taxes otherwise payable.

      General and administrative. General and administrative expenses increased to $1.1 million, or 14.2% of total revenues for the three months ended September 30, 2000, compared to $255,000, or 15.8% of total revenues for the three months ended September 30, 1999 due primarily to the addition of 40 administrative personnel, increased consulting costs and to higher facilities-related expenses necessary to support our growth. We expect that general and administrative expenses will increase in absolute dollars as we add personnel and incur related costs to facilitate the growth of our business.

      Amortization of goodwill and identifiable intangibles. On September 26, 2000, the Company completed its acquisition of Continuity. As a result of the acquisition, $19.4 million was allocated to goodwill and identifiable intangibles. This amount is being amortized on a straight-line basis over a period of three years from October 1, 2000. For the three months ended September 30, 2000, no goodwill amortization was recorded.

      Amortization of deferred stock-based compensation. We incurred a charge of $856,000 for the three months ended September 30, 2000, compared to $211,000 for the three months ended September 30, 1999 related to the issuance of stock options with exercise prices less than the deemed fair market value for financial reporting purposes on the date of grant.

      In process research and development. In connection with the acquisition of Continuity, net intangibles of $360,000 were allocated to in-process research and development. The fair value allocation to in-process research and development was determined by identifying the research projects for which technical feasibility has not been achieved and which have no alternative future use at the acquisition date, assessing the stage and expected date of completion of the research and development effort at the acquisition date, and calculating the net present value of the cash flows expected to result from the successful deployment of the new technology resulting from the in-process research and development effort.

      The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time incurred to develop the in-process technology into a commercially viable technology or product, while considering the relative difficulty of completing various tasks and obstacles necessary to attain technological feasibility.

      The estimated net present value of cash flows was based on incremental future cash flows from revenues expected to be generated by the technologies in the process of development, taking into account the characteristics and applications of the technologies, the size and growth rate of existing and future markets and an evaluation of past and anticipated technology and product life cycles. Estimated net future cash flows included allocations of operating expenses and income taxes but excluded the expected completion costs of the in-process projects, and were discounted to arrive at a net present value. The discount rate included a factor that took into account the uncertainty surrounding the successful deployment of in-process technology projects. This net present value was allocated to in-process research and development based on the percentage of completion at the acquisition date.

      Interest income, net. Interest income, net for the three months ended September 30, 2000 was $1.4 million, compared to $165,000 for the three months ended September 30, 1999. Interest income, net reflects the interest earned on the cash and cash equivalents balance arising from our special warrant offering in June 1999 and our initial public offering in February 2000.

      Provision for income taxes. A deferred tax asset of $6.0 million existed as of September 30, 2000. A valuation allowance is recorded against a deferred tax asset if it is more likely than not that the asset will not be realized. A valuation allowance taken against substantially all of the deferred tax asset reflects the lack of profitability in the past, the significant risk that taxable income would not be generated in the future and the nontransferable nature of the deferred tax asset under certain conditions.

Six months ended September 30, 2000 Compared to the six months ended September 30, 1999.

      Revenues. Total revenues for the six months ended September 30, 2000 were $14.1 million, compared to $2.4 million for the six months ended September 30, 1999. License revenues accounted for $12.4 million, or 88.0% of total revenues for the six months ended September 30, 2000, compared with $2.3 million or 95.3% for the six months ended September 30, 1999. Services revenues, including maintenance and services fees, accounted for the remaining $1.7 million or 12.0% of total revenues for the six months ended September 30, 2000, compared with $113,000 or 4.7% for the six months ended September 30, 1999. Approximately 61.0% of our total revenues were generated in the United States, 22.6% were generated in Canada and 16.4% were generated elsewhere in the six months ended September 30, 2000.

      Cost of revenues. Cost of product revenues was $181,000 for the six months ended September 30, 2000 or 1.3% of total revenues, compared with $6,000 or 0.2% for the six months ended September 30, 1999. Cost of services revenues was $2.0 million for the six months ended September 30, 2000, or 14.0% of total revenues, compared with $380,000, or 15.7% of total revenues for the six months ended September 30, 1999. We anticipate that cost of service revenues will increase in absolute dollars as we continue to hire additional services personnel, but decrease proportionately as a percentage of service revenues. We anticipate that the cost of product revenues will increase proportionately with increases in product revenues.

      Sales and marketing. Sales and marketing expenses increased to $21.5 million for the six months ended September 30, 2000, or 153.0% of total revenues, compared with $2.0 million or 83.1% of total revenues for the six months ended September 30, 1999. This increase was attributable primarily to the addition of 179 sales and marketing personnel and higher marketing costs due to expanded promotional activities. We anticipate that sales and marketing expenses will increase in absolute dollars as we continue to hire additional sales and marketing personnel and expand discretionary marketing programs, but decrease as a percentage of revenue.

      Research and development. Research and development expenses increased to $6.2 million for the six months ended September 30, 2000, or 44.0% of total revenues, compared with $1.2 million, or 49.0% of total revenues for the six months ended September 30, 1999. This increase was attributable primarily to the addition of 156 product development and related services personnel and to increased consulting and recruiting costs. We anticipate that research and development expenses will increase in absolute dollars, but will decrease as a percentage of total revenues from period to period as we continue to hire additional research and development personnel.

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

     General and administrative. General and administrative expenses increased to $2.1 million, or 15.2% of total revenues for the six months ended September 30, 2000, compared to $412,000, or 17.0% of total revenues for the six months ended September 30, 1999 due primarily to the addition of 40 administrative personnel, increased consulting costs and to higher facilities-related expenses necessary to support our growth. We expect that general and administrative expenses will increase in absolute dollars as we add personnel and incur related costs to facilitate the growth of our business.

      Amortization of goodwill and identifiable intangibles. On September 26, 2000, the Company completed its acquisition of Continuity. As a result of the acquisition, $19.4 million was allocated to goodwill and identifiable intangibles. This amount is being amortized on a straight-line basis over a period of three years from October 1, 2000. For the six months ended September 30, 2000, no goodwill amortization was recorded.

      Amortization of deferred stock-based compensation. We incurred a charge of $2.5 million for the six months ended September 30, 2000, compared to $318,000 for the six months ended September 30, 1999 related to the issuance of stock options with exercise prices less than the deemed fair market value for financial reporting purposes on the date of grant.

      In process research and development. In connection with the acquisition of Continuity, net intangibles of $360,000 were allocated to in-process research and development. The fair value allocation to in-process research and development was determined by identifying the research projects for which technical feasibility has not been achieved and which have no alternative future use at the acquisition date, assessing the stage and expected date of completion of the research and development effort at the acquisition date, and calculating the net present value of the cash flows expected to result from the successful deployment of the new technology resulting from the in-process research and development effort.

      The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time incurred to develop the in-process technology into a commercially viable technology or product, while considering the relative difficulty of completing various tasks and obstacles necessary to attain technological feasibility.

      The estimated net present value of cash flows was based on incremental future cash flows from revenues expected to be generated by the technologies in the process of development, taking into account the characteristics and applications of the technologies, the size and growth rate of existing and future markets and an evaluation of past and anticipated technology and product life cycles. Estimated net future cash flows included allocations of operating expenses and income taxes but excluded the expected completion costs of the in-process projects, and were discounted to arrive at a net present value. The discount rate included a factor that took into account the uncertainty surrounding the successful deployment of in-process technology projects. This net present value was allocated to in-process research and development based on the percentage of completion at the acquisition date.

      Interest income, net. Interest income, net for the six months ended September 30, 2000 was $2.9 million, compared to $176,000 for the six months ended September 30, 1999. Interest income, net reflected the interest earned on the cash and cash equivalents balance arising from our special warrant offering in June 1999 and our initial public offering in February 2000.

      Provision for income taxes. A deferred tax asset of $6.0 million existed as of September 30, 2000. A valuation allowance is recorded against a deferred tax asset if it is more likely than not that the asset will not be realized. A valuation allowance taken against substantially all of the deferred tax asset reflects the lack of profitability in the past, the significant risk that taxable income would not be generated in the future and the nontransferable nature of the deferred tax asset under certain conditions.


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

      Our operating activities used cash of $15.8 million during the six months ended September 30, 2000 and cash of $2.1 million for the six months ended September 30, 1999. Our negative operating cash flow resulted principally from the net losses that we incurred during these periods as we invested in the development of our products, expanded our sales force and expanded our infrastructure to support our growth.

      Our financing activities provided $228,000 in cash during the six months ended September 30, 2000 and provided $14.6 million in the six months ended September 30, 1999. In the six months ended September 30, 2000, we used $745,000 for notes payable related to the Continuity acquisition. In the six months ended September 30, 1999 the issuance of special warrants generated net proceeds of $14.4 million.

      Our investing activities used $8.1 million in cash during the six months ended September 30, 2000 and used cash of $333,000 for the six months ended September 30, 1999 for the purchase of computer equipment, software, furniture and equipment to support our growing number of employees. For the six months ended September 30, 2000, the sale of short-term investments generated $28.0 million and the payment of $1.5 million of acquisition costs related to the Continuity acquisition provided a net amount for investing activities of $18.4 million.

      In March 1999, we obtained a lease line of credit from a Canadian chartered bank to purchase equipment and furniture. Approximately $343,000 was outstanding on the lease line of credit as of September 30, 2000 and approximately $169,000 was outstanding as of September 30, 1999. The ceiling on the lease line of credit is Cdn$1,000,000 (approximately $670,000). The lease line of credit is not collateralized with cash for the amount of the line that is used for leasing equipment.

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

      At September 30, 2000, we had cash and cash equivalents aggregating $85.2 million compared to $14.2 million at September 30, 1999. At September 30, 2000, we also had a short-term investment of $1.1 million. We believe that our current cash and cash equivalents are sufficient to fund our operations for at least the next 12 months. If cash generated from operations is insufficient to meet our long-term liquidity needs, we may need to raise additional funds or seek other financing arrangements. Additional funding may not be available on favorable terms or at all. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, products or technologies, we may, from time to time, evaluate potential acquisitions of other businesses, products and technologies. In order to consummate potential acquisitions, we may issue additional securities or need additional equity or debt financing and any such financing may be dilutive to existing investors.

RISK FACTORS

      Our future operating results may vary substantially from period to period. The price of our common stock will fluctuate in the future, and an investment in our common stock is subject to a variety of risks, including but not limited to the specific risks identified below. Inevitably, some investors in our securities will experience gains while others will experience losses depending on the prices at which they purchase and sell securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report. This report contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in this "risks associated with Delano's business and future operating results" and elsewhere in this report. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this report.

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

      o any costs or expenses related to expansion in our corporate and other offices; and,

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

WE HAVE A HISTORY OF LOSSES, WE MAY INCUR LOSSES IN THE FUTURE AND OUR LOSSES MAY INCREASE BECAUSE OF OUR PLAN TO INCREASE OPERATING EXPENSES.

      Since we began operations in May 1998, we have incurred substantial operating losses in every quarter. As a result of accumulated operating losses, as of September 30, 2000, we had an accumulated deficit of $29.2 million. For the three months ended September 30, 2000, we had a net loss of $9.2 million, or 114.6% of total revenues for that period. Our growth in recent periods has been from a limited base of clients, and we may not be able to sustain our growth rate. We expect to continue to increase our operating expenses. As a result, we expect to continue to experience losses and negative cash flow, even if sale of our products and services continues to grow, and we may not generate sufficient revenues to achieve profitability in the future.

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

      To date, a significant portion of the total revenues has been derived from sales to a small number of clients. In the three months and six months ended September 30, 2000, no customer accounted for more than 10% of revenues. We expect that we will continue to be dependent upon a limited number of clients for a significant portion of our revenue in future periods. There can be no assurance that our existing clients or any future clients will continue to use our products. A reduction, delay or cancellation in orders from our clients, including reductions or delays due to market, economic or competitive conditions, could have a materially adverse effect on our business, operating results and financial condition.

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

OUR PRODUCTS AND SERVICES MAY NOT BE ACCEPTED BY THE MARKETPLACE.

      Of our total revenues of $8.0 million for the three months ended September 30, 2000, $7.0 million was derived from licenses of our products and $1.0 million was from related services. We are not certain that our target clients will widely adopt and deploy our products and services. Our future financial performance will depend on the successful development, introduction and client acceptance of new and enhanced versions of our products. In the future, we may not be successful in marketing our products and services or any new or enhanced products.


WE EXPECT TO DEPEND ON SALES OF OUR DELANO E-BUSINESS INTERACTION SUITE AND VELOCITY SUITE APPLICATIONS FOR A SUBSTANTIAL MAJORITY OF OUR REVENUES FOR THE FORESEEABLE FUTURE.

      In the three months ended September 30, 2000, we derived most of our revenues from licenses of our Delano e-Business Interaction Suite and Customer Velocity. Although we have added new product offerings and expect to add new product offerings, we expect to continue to derive a substantial majority of our revenues from sales of the Delano e-

Business Interaction Suite for the foreseeable future. Implementation of our strategy depends on these products being able to solve the communication needs of businesses engaging in commercial transactions over the internet or having an internet presence. If current or future clients are not satisfied with these products, our business and operating results could be seriously harmed.

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

      Future versions of hardware and software platforms embodying new technologies and the emergence of new industry standards could render our products obsolete. The market for e-business communications software is characterized by:

      o     rapid technological change;

      o     frequent new product introductions;

      o     changes in customer requirements; and

      o     evolving industry standards.

      Our products are designed to work on, or inter-operate with, a variety of operating systems used by our clients. However, our software may not operate correctly on evolving versions of operating systems, or the hardware upon which, or with which, they are intended to run or inter-operate, programming languages, databases and other systems that our clients use. If we cannot successfully develop these products in response to client demands or improve our existing products to keep pace with technological changes, our business could suffer.

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

      Our competitors include companies providing software that is focused on a few operational or functional areas, such as eGain Communications, Kana Communications, Broadbase Software Inc. and E.Piphany Inc. We also compete with companies that provide customer management and communications solutions, such as Siebel Systems and Vantive. Furthermore, established enterprise software companies, including Hewlett-Packard, IBM and Microsoft, may leverage their existing relationships and capabilities to offer e-business communications software that competes with our products. We believe competition will increase as our current competitors increase the sophistication of their offerings and as new participants enter the market. We may also face competition from web application servers, messaging server platform solutions, e-mail application vendors and e-mail service bureaus.

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

THE LOSS OF ANY OF OUR EXECUTIVE OFFICERS COULD ADVERSELY AFFECT OUR BUSINESS.

      Our future success depends to a significant degree on the skills, experience and efforts of our executive officers. In particular, we depend upon the continued services of John Foresi, our President and Chief Executive Officer. The loss of the services of Mr. Foresi or any of our executive officers would harm our business and operations.

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

      Our ability to offer our products and services successfully in a rapidly evolving market requires an effective planning and management process. We have limited experience in managing rapid growth. We are experiencing a period of growth that is placing a significant strain on our managerial, financial and personnel resources. On September 30, 2000, we had a total of 512 full-time employees compared to 111 on September 30, 1999. We expect to continue to hire new employees at a rapid pace. Our business will suffer if this growth continues and we fail to manage this growth. Any additional growth will further strain our management, financial, personnel and other resources. To manage any future growth effectively, we must improve our financial and accounting systems, controls, reporting systems and procedures, integrate new personnel and manage expanded operations. Any failure to do so could negatively affect the quality of our products, our ability to respond to our clients and retain key personnel, and our business in general.

OUR FUTURE REVENUE GROWTH COULD BE IMPAIRED IF WE ARE UNABLE TO DEVELOP ADDITIONAL DISTRIBUTION CHANNELS FOR OUR PRODUCTS.

      We believe that our success in penetrating our target markets depends in part on our ability to enter into agreements with established third-party distribution companies, consulting organizations and software vendors relating to the distribution of our products. We have entered into non-exclusive distribution agreements with various parties, including Clarify, Hewlett-Packard, Macromedia, Deloitte Consulting and PricewaterhouseCoopers. Since these agreements are non-exclusive and normally terminable without penalty on short notice, some third parties may choose to discontinue working with us or may decide to work with our competitors. We derive revenues from these agreements through the sale of licenses. We may not be able to derive significant revenues in the future from these agreements.

WE HAVE RECENTLY COMPLETED TWO ACQUISITIONS, AND THOSE ACQUISITIONS MAY RESULT IN DISRUPTIONS TO OUR BUSINESS AND MANAGEMENT DUE TO DIFFICULTIES IN ASSIMILATING PERSONNEL AND OPERATIONS.

       We may not realize the benefits from the significant acquisitions we have completed. In September 2000, we acquired Continuity, and in October 2000, we acquired Digital Archaeology. We may not be able to successfully assimilate the additional personnel, operations, acquired technology and products into our business. In particular, we will need to assimilate and retain key professional services, engineering and marketing personnel. This is particularly difficult since Continuity's operations are located in San Francisco and Digital Archaeology is located in Kansas while we are headquartered in Toronto, Canada. Key personnel from the acquired companies may in the future decide that they do not want to work for us. In addition, products of these companies will have to be integrated into our products, and it is uncertain whether we may accomplish this easily or at all. These difficulties could disrupt our ongoing business, distract management and employees or increase expenses. Acquisitions are inherently risky and we may also face unexpected costs, which may adversely affect operating results in any quarter.

THE ACQUISITIONS OF CONTINUITY AND DIGITAL ARCHAEOLOGY INTO OUR COMPANY COULD ADVERSELY AFFECT COMBINED FINANCIAL RESULTS.

       If the benefits of the acquisitions of Continuity and Digital Archaeology into our company do not exceed the costs associated with these acquisitions, including any dilution to our stockholders resulting from the issuance of shares in connection with the acquisitions, our financial results, including earnings per share, could be adversely affected.


THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE AS A RESULT OF THE ACQUISITIONS OF CONTINUITY AND DIGITAL ARCHAEOLOGY.

The market price of our common stock may decline as a result of the acquisitions if:

      o the integration of our company and each of Continuity and Digital Archaeology is unsuccessful;

      o we do not achieve the perceived benefits of the acquisitions as rapidly or to the extent anticipated by financial or industry analysts or investors; or

      o the effect of the acquisitions on our financial results is not consistent with the expectations of financial or industry analysts or investors.

The market price of our common stock could also decline as a result of factors related to the acquisitions which may currently be unforeseen. A decline in the market price of our common stock could materially and adversely affect our operating results.

IF WE ACQUIRE ADDITIONAL COMPANIES, PRODUCTS OR TECHNOLOGIES, WE MAY FACE RISKS SIMILAR TO THOSE FACED IN OUR OTHER ACQUISITIONS.

If we are presented with appropriate opportunities, we intend to make other investments in complementary companies, products or technologies. We may not realize the anticipated benefits of any other acquisition or investment. If we acquire another company, we will likely face the same risks, uncertainties and disruptions as discussed above with respect to our other acquisitions. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our company or our existing stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets.

FUTURE SALES OF STOCK COULD AFFECT OUR STOCK PRICE.

If our stockholders sell substantial amounts of our common stock, including shares issued in connection with acquisitions and upon the exercise of outstanding options and warrants, in the public market, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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


OUR INTERNATIONAL EXPANSION EFFORTS MAY NOT BE SUCCESSFUL.

      Our operations outside the United States and Canada are located in the United Kingdom, Denmark, The Netherlands and Hong Kong, and to date, have been limited. We plan to expand our existing international operations and establish additional facilities in other parts of the world, including other parts of Europe and Asia. However, we have not yet determined which cities or countries will be the locations for our international expansion. The expansion of our existing international operations and entry into additional international markets are key parts of our growth strategy and will require significant management attention and financial resources. In addition, to expand our international sales operations, we will need to, among other things:

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

      Our international operations will increase our exposure to international laws and regulations. If we cannot comply with foreign laws and regulations, which are often complex and subject to variation and unexpected changes, we could incur unexpected costs and potential litigation. For example, the governments of foreign countries might attempt to regulate our products and services or levy sales or other taxes relating to our activities. In addition, foreign countries may impose tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult to conduct our business. The European Union, in which we have sales offices recently enacted its own privacy regulations that may result in limits on the collection and use of certain user information, which, if applied to the sale of our products and services, could negatively impact our results of operations.

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

      Distributions which constitute "excess distributions", as defined in
Section 1291 of the Internal Revenue Code, from a passive foreign investment company and dispositions of shares of a passive foreign investment company are subject to the highest rate of tax on ordinary income in effect and to an interest charge based on the value of the tax deferred during the period during which the shares are owned. However, these rules generally will not apply if the U.S. investor elects to treat the passive foreign investment company as a qualified electing fund under
Section 1295 of the Internal Revenue Code.

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

      Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. Our investments consist primarily of commercial paper, which have an average fixed yield rate of 6%. All investments, except one investment of $1.1 million, mature within three months. Delano does not consider its cash equivalents to be subject to interest rate risk due to their short maturities.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         Not Applicable.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.




November 8, 2000                             Delano Technology Corporation




                                             President and Chief
        /s/ JOHN FORESI                      Executive Officer, Director
-------------------------------------        (Principal Executive Officer)
John Foresi




                                             Chief Financial Officer
       /s/ THOMAS HEARNE                     (Principal Financial Officer
-------------------------------------        And Principal Accounting Officer)
Thomas Hearne