Form 10-Q
period 2000-12-31
DELANO TECHNOLOGY CORP
filed 2001-02-14
CIK 1100043

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                      ------------------------------------


                                    FORM 10-Q

(x) Quarterly Report Under Section 13 or 15 (D) Of The Securities Exchange Act Of 1934.

         For the quarter ended December 31, 2000;

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

                      ------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _.

On January 31, 2001 approximately 37,058,326 shares of the Registrant's Common Stock were outstanding.

                          DELANO TECHNOLOGY CORPORATION

                                    FORM 10-Q
                         QUARTER ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
                                                    PART I: FINANCIAL INFORMATION

Item 1        Financial Statements

               Condensed Consolidated Balance Sheets at December 31, 2000
               and March 31, 2000..............................................................................   3
               Unaudited Condensed Consolidated Statements of Operations for the three and nine months
               ended December 31, 2000 and 1999 ...............................................................   4
               Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended December 31,
               2000 and 1999 ..................................................................................   5
               Notes to the Unaudited Condensed Consolidated Financial Statements .............................   6

Item 2        Management's Discussion and Analysis of Financial Condition and
              Results of Operations ...........................................................................  10

Item 3        Quantitative and Qualitative Disclosures About Market Risk ......................................  26


                                                     PART II: OTHER INFORMATION

Item 4        Legal Proceedings................................................................................  27


Item 5        Changes in Securities and Use of Proceeds........................................................  n/a


Item 6        Exhibits and Reports on Form 8-K ................................................................  27

Signatures    .................................................................................................  28

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                          DELANO TECHNOLOGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS)

                                                                            DECEMBER 31,     MARCH 31,
                                                                               2000            2000
                                                                            ------------    -----------
                                                                            (UNAUDITED)

ASSETS
Current assets:
   Cash and cash equivalents ..........................................      $  50,658       $  82,370
   Short-term investments .............................................          1,142          29,154
   Accounts receivable trade, net of allowance for doubtful accounts of
        $993 at December 31, 2000, and $200 at March 31, 2000..........          9,574           3,910
   Prepaid expenses and other .........................................          4,296           2,100
                                                                             ---------       ---------
     Total current assets .............................................         65,670         117,534
Property and equipment, net ...........................................         12,406           2,373
Investments, at cost ..................................................            698            --
Goodwill and identifiable intangibles, net ............................        108,115            --
Other assets ..........................................................            750            --
                                                                             ---------       ---------
Total assets ..........................................................      $ 187,639       $ 119,907
                                                                             =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities ...........................      $  12,613       $   5,954
   Deferred revenue ...................................................          1,338             961
   Current portion of obligations under capital leases ................            189             209
                                                                             ---------       ---------
     Total current liabilities ........................................         14,140           7,124

Long-term liabilities:
   Obligations under capital leases ...................................            119             222
                                                                             ---------       ---------

Total liabilities .....................................................         14,259           7,346

Shareholders' equity:
   Capital stock ......................................................        232,867         133,132
   Deferred stock-based compensation ..................................        (11,373)         (8,851)
   Accumulated other comprehensive losses .............................           (223)           (340)
   Deficit ............................................................        (47,891)        (11,380)
     Total shareholders' equity .......................................        173,380         112,561
                                                                             ---------       ---------
Total liabilities and shareholders' equity ............................      $ 187,639       $ 119,907
                                                                             =========       =========

     See accompanying notes to condensed consolidated financial statements.

                          DELANO TECHNOLOGY CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)



                                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                        DECEMBER 31,                   DECEMBER 31,

                                                                    2000            1999           2000          1999
                                                                 ----------      ----------     ----------    ----------

Revenues:
   License...................................................    $    8,040      $    2,748     $   20,410    $    5,061
   Service...................................................         1,230             183          2,912           296
                                                                 ----------      ----------     ----------    ----------
     Total revenues..........................................         9,270           2,931         23,322         5,357
                                                                 ----------      ----------     ----------    ----------

Cost of revenues:
   License...................................................            89              14            270            20
   Service (excluding stock-based compensation of $77, $42,
     $207 and $140 respectively) ............................         1,440             321          3,410           701
                                                                 ----------      ----------     ----------    ----------
     Total cost of revenues..................................         1,529             335          3,680           721
                                                                 ----------      ----------     ----------    ----------

Gross profit.................................................         7,741           2,596         19,642         4,636
                                                                 ----------      ----------     ----------    ----------

Operating expenses:
   Sales and marketing (excluding stock-based compensation of
     $687, $322, $2,777 and $469, respectively)..............        13,641           3,440         35,145         5,456
   Research and development (excluding stock-based
     compensation of $155, $41, $257 and $73, respectively)..         6,128           1,054         12,304         2,244
   General and administrative (excluding stock-based
     compensation of $84, $46, $242 and $87, respectively)...         1,397             355          3,537           767
   Amortization of deferred stock-based compensation.........         1,003             451          3,483           769
   Amortization of goodwill and identifiable intangibles              5,107              -           5,107            -
   In-process research and development.......................            69              -             429            -
                                                                 ----------      ----------     ----------    ---------
     Total operating expenses................................        27,345           5,300         60,005         9,236
                                                                 ----------      ----------     ----------    ----------
Operating loss ..............................................       (19,604)         (2,704)       (40,363)       (4,600)
Interest income, net ........................................           926             178          3,852           354
                                                                 ----------      ----------     ----------    ----------
Loss before income taxes.....................................       (18,678)         (2,526)       (36,511)       (4,246)
Income taxes.................................................            -               -              -             -
                                                                 ----------      ----------     ----------    ---------
Net loss ....................................................       (18,678)         (2,526)       (36,511)       (4,246)
     Less: accretion of dividends on redeemable convertible
     special shares..........................................            -              (73)            -           (212)
                                                                 ----------      -----------    ----------    -----------
Loss applicable to common shares ............................    $  (18,678)     $   (2,599)    $  (36,511)   $   (4,458)
                                                                 ===========     ===========    ===========   ===========


Basic and diluted loss per common share......................    $    (0.52)     $    (1.20)    $    (1.14)   $    (2.16)
                                                                 ===========     ===========    ===========   ===========
Shares used in computing basic and diluted loss per
common share (in thousands)..................................        35,825           2,166         32,055         2,066
                                                                 ==========      ==========     ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

                          DELANO TECHNOLOGY CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS)

                                                                        NINE MONTHS ENDED
                                                                           DECEMBER 31,

                                                                      2000             1999
                                                                    --------         --------

Cash provided by (used in):
Operating activities:
   Loss for the period .....................................        $(36,511)        $ (4,246)
   Depreciation and amortization which does not involve cash           1,917              125
   Non-cash charges ........................................           9,019              769
   Changes in non-cash operating working capital:
     Accounts receivable trade .............................          (5,517)          (2,601)
     Prepaid expenses and other assets .....................          (2,451)            (522)
     Accounts payable and accrued liabilities ..............           4,109            2,003
     Deferred revenue ......................................             237              315
                                                                    --------         --------
   Net cash used in operating activities ...................         (29,197)          (4,157)
Financing activities:
   Issuance of common shares and warrants ..................           1,295             --
   Issuance of special warrants ............................            --             14,436
   Payments on notes payable ...............................          (1,995)            (156)
   Proceeds from bank loan .................................            --                156
   Repayment of obligations under capital leases ...........            (131)            (182)
                                                                    --------         --------
   Net cash provided by (used in) financing activities .....            (831)          14,254
Investing activities:
   Sale of short-term investments ..........................          28,012             --
   Additions to property and equipment .....................         (11,252)            (464)
   Purchase of long-term investments .......................            (698)            --
   Cash used in acquisition, net of cash acquired of $2,295          (17,956)            --
                                                                    --------         --------
   Cash used in investing activities .......................          (1,894)            (464)
Effect of currency translation of cash balances ............             210              318
                                                                    --------         --------
Increase (decrease) in cash and cash equivalents ...........         (31,712)           9,951
Cash and cash equivalents, beginning of period .............          82,370            1,989
                                                                    --------         --------
Cash and cash equivalents, end of period ...................        $ 50,658         $ 11,940
                                                                    ========         ========

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

      Details of stock option transactions are as follows:

                                                                                     WEIGHTED
                                                                                     AVERAGE
                                           SHARES AVAILABLE FOR      NUMBER       EXERCISE PRICE
                                                   GRANT            OF SHARES        PER SHARE
                                           --------------------     ---------     --------------
Balances, May 7, 1998
    Shares authorized ..................         3,000,000                 --               --
    Options granted ....................        (1,779,000)         1,779,000         $   0.13
                                                ----------          ---------
Balances, March 31, 1999 ...............         1,221,000          1,779,000         $   0.13
    Additional shares authorized .......         2,500,000                 --               --
    Options granted ....................        (2,692,725)         2,692,725         $   3.85
    Options exercised ..................                --           (255,250)        $   0.11
    Options cancelled ..................           202,875           (202,875)        $   1.08
                                                ----------          ---------
Balances, March 31, 2000 ...............         1,231,150          4,013,600         $   2.51
    Additional shares authorized .......         3,835,382                 --               --
    Options granted ....................        (4,507,132)         4,507,132         $   9.28
    Options exercised ..................                --           (498,717)        $   0.57
    Options cancelled ..................           757,908           (757,908)        $   4.97
                                                ----------          ---------
Balances, December 31, 2000 ............         1,317,308          7,264,107         $   5.96
                                                ==========          =========
Options exercisable at December 31, 2000                            1,671,638         $   1.23
                                                                    =========

      The stock options expire at various dates between May 2003 and December 2005.

      The Company recorded deferred stock-based compensation amounting to $2.6 million for the quarter ended December 31, 2000, and $3.7 million for the quarter ended December 31, 1999. Amortization of deferred stock-based compensation amounted to $1.0 million for the quarter ended December 31, 2000 and $451,000 for the quarter ended December 31, 1999.

      The amortization of deferred stock-based compensation relates to the following cost of service revenues and operating expense categories (in thousands):

                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                       DECEMBER 31,               DECEMBER 31,

                                   2000          1999          2000          1999
                                  ------        ------        ------        ------

Cost of service revenues .....    $   77        $   42        $  207        $  140
Sales and marketing ..........       687           322         2,777           469
Research and development .....       155            41           257            73
General and administrative ...        84            46           242            87
                                  ------        ------        ------        ------
                                  $1,003        $  451        $3,483        $  769
                                  ======        ======        ======        ======

Warrant

      During January 1999, the Company issued a warrant for no consideration to an executive of the Company to purchase 394,737 common shares at a price of $0.44 per share. The warrant expires when the executive ceases to be employed by the Company or January 5, 2002 whichever is earlier.

Escrow Shares

      Under the terms of the escrow arrangements entered into with certain employees, 365,625 common shares will be released from escrow on the last day of each successive calendar quarter subsequent to March 31, 2000. At December 31, 2000, 506,250 common shares of the Company are held in escrow pursuant to escrow arrangements entered into with certain employee/shareholders.

Employee Stock Purchase Plan

      The Company has established an employee stock purchase plan under which employees may authorize payroll deductions of up to 15% of their compensation (as defined in the plan) to purchase common shares at a price equal to 85% of the lower of the fair market values as of the beginning or the end of the offering period. As at December 31, 2000, 123,334 common shares had been issued and there were 876,666 common shares available for issuance under this plan.

NOTE 3.  COMPREHENSIVE LOSS

      In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from shareholder transactions. Comprehensive loss for the three months and nine months ended December 31, 1999 and December 31, 2000 was not materially different from net loss for the periods.

NOTE 4.  SEGMENT INFORMATION

      Delano's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, Delano considers itself to be in a single operating segment, specifically the license, implementation and support of its software applications. Delano's long-lived assets are primarily in Canada. Geographic information on revenue for the three and nine months ended December 31, 2000 and 1999 are as follows (in thousands):

                       THREE MONTHS ENDED           NINE MONTHS ENDED
                           DECEMBER 31,                 DECEMBER 31,

                      2000           1999           2000           1999
                     -------        -------        -------        -------
United States ...... $ 7,556        $ 1,803        $16,126        $ 3,662
Canada .............     827          1,128          3,998          1,675
Asia Pacific .......     640           --              640           --
Europe .............     247           --            2,558             20
                     -------        -------        -------        -------
                     $ 9,270        $ 2,931        $23,322        $ 5,357
                     =======        =======        =======        =======


      During the three months ended December 31, 2000, one customer represented more than 10% of total revenues compared to two customers during the three months ended December 31, 1999. During the nine months ended December 31, 2000, no customer accounted for more than 10% of total revenues compared to one customer for the nine months ended December 31, 1999.

NOTE 5.  ACQUISITION OF DIGITAL ARCHAEOLOGY CORPORATION

       On October 16, 2000, the Company acquired Digital Archaeology Corporation, a Kansas corporation ("DA"), pursuant to an Agreement and Plan of Merger, dated as of October 13, 2000. At the effective time of the acquisition, the Company issued approximately 4.6 million of the Company's common shares and paid approximately $17.4 million in cash, in exchange for all of the outstanding shares of capital stock of DA, and each outstanding option or right to purchase DA common stock was assumed by the Company and became a right to purchase 0.53 of the Company's common shares. The acquisition is accounted for using the purchase method of accounting.

      In connection with the acquisition, 694,569 of the Company's common shares issued to the former DA shareholders are being held in escrow to cover any reimbursable claims under the Merger Agreement and related agreements.

      The Company has accounted for the acquisition as a purchase. As a result, Delano recorded on its balance sheet the fair market value of DA's assets and liabilities, acquisition-related costs of $1.6 million and goodwill and identifiable intangibles of approximately $94.2 million. Goodwill and intangible assets acquired in connection with the acquisition will be amortized over three years for identifiable intangibles and five years for goodwill, resulting in an approximate $19.5 million charge per year. The preliminary allocation of the purchase price to assets acquired and liabilities assumed is presented in the table that follows (in thousands).

     Net tangible assets acquired ......................  $       349
     Identifiable intangibles acquired:
     In-process research and development ...............           69
     Existing technology ...............................        2,920
     In-place workforce ................................        1,933
     Goodwill ..........................................       89,302
                                                          -----------
           Net assets acquired .........................  $    94,573
                                                          ===========

      The estimated purchase price was approximately $94.6 million, measured as the average fair market value of Delano's outstanding common stock from October 9 to 23, 2000, five trading days before and after the Merger Agreement was announced plus the Black-Scholes calculated value of the options of DA assumed by Delano in the acquisition, and other costs directly related to the acquisition as follows (in thousands):

     Fair market value of Delano's common stock ......   $     62,276
     Fair market value of DA options assumed .........         13,340
     Cash paid........................................         17,364
     Acquisition-related costs .......................          1,593
                                                         ------------
     Total ...........................................   $     94,573
                                                         ============

      The following unaudited pro forma net revenues, net loss and net loss per share data for the nine months ended December 31, 2000 and 1999 (nine months ended September 30, 2000 and 1999 for DA), and for the year ended March 31, 2000 (year ended December 31, 1999 for DA), are based on the respective historical financial statements of the Company and DA. The pro forma data reflects the consolidated results of operations as if the acquisition with DA occurred at the beginning of the period indicated and includes the amortization of the resulting goodwill and other intangible assets. The pro forma financial data presented are not necessarily indicative of the Company's results of operations that might have occurred had the transaction been completed at the beginning of the period specified, and do not purport to represent what the Company's consolidated results of operations might be for any future period.

     Unaudited Pro Forma Financial Information                           NINE MONTHS ENDED              YEAR ENDED
                                                                            DECEMBER 31,                 MARCH 31,

                                                                        2000             1999             2000
                                                                      ---------        ---------        ---------
     Net revenue ...................................................  $ 24,115         $  6,026         $ 10,346
     Net loss ......................................................  $(56,336)        $(26,501)        $(39,047)
     Basic and diluted loss per share ..............................  $  (1.59)        $  (3.96)        $  (3.55)
     Shares used in computing basic and diluted loss per share .....    35,389            6,696           11,011


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

      On September 26, 2000 we acquired Continuity Solutions, Inc. pursuant to a transaction where Continuity became our wholly owned subsidiary. Continuity is a provider of integrated multi-channel eCRM solutions, consisting of licensed and ASP offerings. Continuity is headquartered in San Francisco, California and had 15 employees as of the date of the acquisition.

      In connection with the acquisition, we issued approximately 1.4 million shares of Delano common stock and assumed options and warrants to acquire approximately 150,000 shares of Delano common stock. The transaction is accounted for using the purchase method of accounting.

      On October 13, 2000, we acquired Digital Archaeology Corporation pursuant to a transaction where DA became our wholly owned subsidiary. DA is a provider of analytics for e-business. The company's solutions provide enterprises with a view of customer and trading partner behavior and preferences across traditional and e-commerce channels. Digital Archaeology was a privately held company based in Kansas City and had 68 employees as of the date of the acquisition.

      In connection with the acquisition, we issued approximately 4.6 million of the Company's common shares, no par value, and paid $17.4 million in cash, in exchange for all of the outstanding shares of capital stock of DA, and each outstanding option or right to purchase DA common stock, $.01 par value per share, was assumed by the Company and became a right to purchase 0.53 of the Company's common shares. The transaction is accounted for using the purchase method of accounting.

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

      Our operating expenses are classified into six categories: sales and marketing, research and development, general and administrative, amortization of deferred stock-based compensation, amortization of goodwill and identifiable intangibles and in-process research and development.

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

      In connection with the granting of stock options, the issuance of warrants to our employees and the exchange of unvested options in connection with the acquisition of Continuity, we recorded deferred stock-based compensation totaling $16.7 million through December 31, 2000. This amount represents the total difference between the exercise prices of stock options and the warrant and the deemed fair value of the underlying common stock for accounting purposes on the date these stock options were granted and the warrant issued. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board, or ("FASB"), Interpretation No. 28. As of December 31, 2000, we had a total of $11.4 million of deferred stock-based compensation that had not been amortized. The amortization of the remaining deferred stock-based compensation will result in additional charges to operations through December 2003 of approximately $1.0 million per quarter. The amortization of deferred stock-based compensation is classified as a separate component of operation expenses in our consolidated statement of operations.

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

      The following table sets forth the results of operations for the three months and nine months ended December 31, 2000 and 1999 expressed as a percentage of total revenues.

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              DECEMBER 31,                   DECEMBER 31,
                                                          ----------------------        ----------------------
                                                           2000           1999           2000           1999
                                                          -------        -------        -------        -------

    CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:

   License                                                   86.7%          93.8%          87.5%          94.5%
   Service                                                   13.3            6.2           12.5            5.5
                                                          -------        -------        -------        -------
     Total revenues                                         100.0%         100.0%         100.0%         100.0%
                                                          -------        -------        -------        -------
Cost of revenues

   License                                                    1.0            0.4            1.2            0.4
   Service                                                   15.5           11.0           14.6           13.1
                                                          -------        -------        -------        -------
     Total cost of  revenues                                 16.5           11.4           15.8           13.5
                                                          -------        -------        -------        -------
Gross profit                                                 83.5           88.6           84.2           86.5
                                                          -------        -------        -------        -------
Operating expenses:
   Sales and marketing                                      147.2          117.4          150.7          101.8
   Research and development                                  66.1           36.0           52.8           41.9
   General and administrative                                15.1           12.1           15.2           14.3
   Amort. of deferred stock-based compensation               10.8           15.4           14.9           14.4
   Amort. of goodwill and identifiable intangibles           55.1            0.0           21.9            0.0
   In-process research and development                        0.7            0.0            1.7            0.0
                                                          -------        -------        -------        -------
     Total operating expenses                               295.0          180.9          257.2          172.4
                                                          -------        -------        -------        -------
Loss from operations                                       (211.5)         (92.3)        (173.0)         (85.9)
Interest income, net                                         10.0            6.1           16.5            6.6
                                                          -------        -------        -------        -------
Loss before income taxes                                   (201.5)         (86.2)        (156.5)         (79.3)
Income taxes                                                  0.0            0.0            0.0            0.0
                                                          -------        -------        -------        -------
Loss for the period                                        (201.5)         (86.2)        (156.5)         (79.3)
                                                          =======        =======        =======        =======

RESULTS OF OPERATIONS

Three and nine months ended December 31, 2000 compared to the three and nine months ended December 31,1999.

      Revenues. Total revenues for the three months ended December 31, 2000 were $9.3 million, compared to $2.9 million for the three months ended December 31, 1999. License revenues accounted for $8.0 million, or 86.7% of total revenues for the three months ended December 31, 2000, compared with $2.7 million or 93.8% for the three months ended December 31, 1999. Total revenues for the nine months ended December 31, 2000 were $23.3 million, compared to $5.4 million for the nine months ended December 31, 1999. License revenues accounted for $20.4 million, or 87.5% of total revenues for the nine months ended December 31, 2000, compared with $5.1 million or 94.5% for the nine months ended December 31, 1999.

      Services revenues, including maintenance and services fees, accounted for the remaining $1.2 million or 13.3% of total revenues for the three months ended December 31, 2000, compared with $183,000 or 6.2% for the three months ended December 31, 1999. Services revenues, including maintenance and services fees, accounted for the remaining $2.9 million or 12.5% of total revenues for the nine months ended December 31, 2000, compared with $296,000 or 5.5% for the nine months ended December 31, 1999.

      Approximately 81.5% (1999 - 61.5%) of our total revenues were generated in the United States, 8.9% (1999 - 38.5%) were generated in Canada and 9.6% (1999 - 0.0%) were generated elsewhere in the three months ended December 31, 2000. Approximately 69.1% (1999 - 68.4%) of our total revenues were generated in the United States, 17.1% (1999 - 31.3%) were generated in Canada and 13.8% (1999 - 0.3%) were generated elsewhere in the nine months ended December 31, 2000.

      Cost of revenues. Cost of product revenues was $89,000 for the three months ended December 31, 2000 or 1.0% of total revenues, compared with $14,000 or 0.5% for the three months ended December 31, 1999. Cost of services revenues was $1.4 million for the three months ended December 31, 2000, or 15.5% of total revenues, compared with $321,000, or 11.0% of total revenues for the three months ended December 31, 1999. Cost of product revenues was $270,000 for the nine months ended December 31, 2000 or 1.2% of total revenues, compared with $20,000 or 0.4% for the nine months ended December 31, 1999. Cost of services revenues was $3.4 million for the nine months ended December 31, 2000, or 14.6% of total revenues, compared with $701,000, or 13.1% of total revenues for the nine months ended December 31, 1999.

      We anticipate that cost of service revenues will increase in absolute dollars, but at a slower rate than previous quarters as we continue to hire additional services personnel, but decrease proportionately as a percentage of service revenues. We anticipate that the cost of product revenues will increase proportionately with increases in product revenues.

      Sales and marketing. Sales and marketing expenses increased to $13.6 million for the three months ended December 31, 2000, or 147.2% of total revenues, compared with $3.4 million or 117.4% of total revenues for the three months ended December 31, 1999. Sales and marketing expenses increased to $35.1 million for the nine months ended December 31, 2000, or 150.7% of total revenues, compared with $5.5 million or 101.8% of total revenues for the nine months ended December 31, 1999. This increase was attributable primarily to the addition of sales and marketing personnel and higher marketing costs due to expanded promotional activities. We anticipate that sales and marketing expenses will decrease in absolute dollars as we reduce sales and marketing personnel and reduce discretionary marketing programs, and will decrease as a percentage of revenue.

      Research and development. Research and development expenses increased to $6.1 million for the three months ended December 31, 2000, or 66.1% of total revenues, compared with $1.1 million, or 36.0% of total revenues for the three months ended December 31, 1999. Research and development expenses increased to $12.3 million for the nine months ended December 31, 2000, or 52.8% of total revenues, compared with $2.2 million, or 41.9% of total revenues for the nine months ended December 31, 1999. This increase was attributable primarily to the addition of product development and related services personnel and to increased consulting and recruiting costs. We anticipate that research and development expenses will decrease in absolute dollars, and will decrease as a percentage of total revenues from period to period.

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

      General and administrative. General and administrative expenses increased to $1.4 million, or 15.1% of total revenues for the three months ended December 31, 2000, compared to $355,000, or 12.1% of total revenues for the three months ended December 31, 1999. General and administrative expenses increased to $3.5 million, or 14.9% of total revenues for the three months ended December 31, 2000, compared to $767,000, or 14.3% of total revenues for the three months ended December 31, 1999. The increase is due primarily to the addition of administrative personnel, increased consulting costs and to higher facilities-related expenses necessary to support our growth. We expect that general and administrative expenses will decrease in absolute dollars as we reduce personnel and related costs of our business.

      Amortization of goodwill and identifiable intangibles. On September 26, 2000, the Company completed its acquisition of Continuity. As a result of the acquisition, $19.4 million was allocated to goodwill, and identifiable intangibles. This amount is being amortized on a straight-line basis over a period of three years for identifiable intangibles, and five years for goodwill from October 1, 2000. For the three months and nine months ended December 31, 2000, $1.0 million (1999 - nil) of goodwill amortization was recorded. On October 16, 2000, the Company completed its acquisition of Digital Archaeology. As a result of the acquisition, $94.2 million was allocated to goodwill and identifiable intangibles. This amount is being amortized on a straight-line basis over a period of three years for identifiable intangibles and five years for goodwill from October 16, 2000. For the three months and nine months ended December 31, 2000, $4.1 million (1999 - nil) of goodwill amortization was recorded.

      Amortization of deferred stock-based compensation. We incurred a charge of $1.0 million for the three months ended December 31, 2000, compared to $451,000 for the three months ended December 31, 1999 related to the issuance of stock options with exercise prices less than the deemed fair market value for financial reporting purposes on the date of grant. We incurred a charge of $3.5 million for the nine months ended December 31, 2000, compared to $769,000 for the three months ended December 31, 1999 related to the issuance of stock options with exercise prices less than the deemed fair market value for financial reporting purposes on the date of grant.

      In-process research and development. In connection with the acquisition of Continuity and Digital Archaeology, net intangibles of $429,000 were allocated to in-process research and development. The fair value allocation to in-process research and development was determined by identifying the research projects for which technical feasibility has not been achieved and which have no alternative future use at the acquisition date, assessing the stage and expected date of completion of the research and development effort at the acquisition date, and calculating the net present value of the cash flows expected to result from the successful deployment of the new technology resulting from the in-process research and development effort.

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

      Interest income, net. Interest income, net for the three months ended December 31, 2000 was $926,000, compared to $178,000 for the three months ended December 31, 1999. Interest income, net for the nine months ended December 31, 2000 was $3.9 million, compared to $354,000 for the nine months ended December 31, 1999. Interest income, net reflects the interest earned on the cash and cash equivalents balance arising from our special warrant offering in June 1999 and our initial public offering in February 2000.

      Provision for income taxes. A deferred tax asset of $15.3 million existed as of December 31, 2000. A valuation allowance is recorded against a deferred tax asset if it is more likely than not that the asset will not be realized. A valuation allowance taken against substantially all of the deferred tax asset reflects the lack of profitability in the past, the significant risk that taxable income would not be generated in the future and the nontransferable nature of the deferred tax asset under certain conditions.

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

      Our operating activities used cash of $29.2 million during the nine months ended December 31, 2000 and cash of $4.2 million for the nine months ended December 31, 1999. Our negative operating cash flow resulted principally from the net losses that we incurred during these periods as we invested in the development of our products, expanded our sales force and expanded our infrastructure to support our growth.

      Our financing activities used $831,000 in cash during the nine months ended December 31, 2000 and provided $14.3 million in the nine months ended December 31, 1999. In the nine months ended December 31, 2000, we used $2.0 million for notes payable related to the Continuity and Digital Archaeology acquisitions. In the nine months ended December 31, 1999 the issuance of special warrants generated net proceeds of $14.4 million.

      Our investing activities used $1.9 million in cash during the nine months ended December 31, 2000 and used cash of $333,000 for the nine months ended December 31, 1999. Our investing activities used $11.3 million in cash during the nine months ended December 31, 2000 and used cash of $333,000 for the nine months ended December 31, 1999 for the purchase of computer equipment, software, furniture and equipment to support our growing number of employees. For the nine months ended December 31, 2000, the sale of short-term investments generated $28.0 million and the Continuity and Digital Archaeology acquisitions used a net amount of $18.0 million.

      In March 1999, we obtained a lease line of credit from a Canadian chartered bank to purchase equipment and furniture. Approximately $299,000 was outstanding on the lease line of credit as of December 31, 2000 and approximately $169,000 was outstanding as of December 31, 1999. The ceiling on the lease line of credit is Cdn$1,000,000 (approximately $670,000). The lease line of credit is not collateralized with cash for the amount of the line that is used for leasing equipment.

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

      At December 31, 2000, we had cash and cash equivalents aggregating $50.7 million compared to $11.9 million at December 31, 1999. At December 31, 2000, we also had a short-term investment of $1.1 million. We believe that our current cash and cash equivalents are sufficient to fund our operations for at least the next 12 months. If cash generated from operations is insufficient to meet our long-term liquidity needs, we may need to raise additional funds or seek other financing arrangements. Additional funding may not be available on favorable terms or at all. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, products or technologies, we may, from time to time, evaluate potential acquisitions of other businesses, products and technologies. In order to consummate potential acquisitions, we may issue additional securities or need additional equity or debt financing and any such financing may be dilutive to existing investors.

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

      o our operating results may also be affected by the following factors over which we have little or no control:

          o the evolving and varying demand for interaction-based software products and services for e-businesses, particularly our products and services;

          o the discretionary nature of our clients' purchasing and budgetary cycles;

          o the timing of execution of large contracts that materially affect our operating results; and

          o global economic conditions, as well as those specific to large enterprises with high e-mail volume.

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

WE HAVE A HISTORY OF LOSSES, WE MAY INCUR LOSSES IN THE FUTURE AND OUR LOSSES MAY INCREASE BECAUSE OF OUR PLAN TO INCREASE OPERATING EXPENSES.

      Since we began operations in May 1998, we have incurred substantial operating losses in every quarter. As a result of accumulated operating losses, as of December 31, 2000, we had an accumulated deficit of $47.9 million. For the three months ended December 31, 2000, we had a net loss of $18.7 million, or 201.5% of total revenues for that period. Our growth in recent periods has been from a limited base of clients, and we may not be able to sustain our growth rate. We expect to continue to increase our operating expenses. As a result, we expect to continue to experience losses and negative cash flow, even if sale of our products and services continues to grow, and we may not generate sufficient revenues to achieve profitability in the future.

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

      To date, a significant portion of the total revenues has been derived from sales to a small number of clients. In the three months ended December 31, 2000, one customer accounted for more than 10% of revenues. We expect that we will continue to be dependent upon a limited number of clients for a significant portion of our revenue in future periods. There can be no assurance that our existing clients or any future clients will continue to use our products. A reduction, delay or cancellation in orders from our clients, including reductions or delays due to market, economic or competitive conditions, could have a materially adverse effect on our business, operating results and financial condition.

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

OUR PRODUCTS AND SERVICES MAY NOT BE ACCEPTED BY THE MARKETPLACE.

      Of our total revenues of $9.3 million for the three months ended December 31, 2000, $8.0 million was derived from licenses of our products and $1.3 million was from related services. We are not certain that our target clients will widely adopt and deploy our products and services. Our future financial performance will depend on the successful development, introduction and client acceptance of new and enhanced versions of our products. In the future, we may not be successful in marketing our products and services or any new or enhanced products.

WE EXPECT TO DEPEND ON SALES OF OUR DELANO E-BUSINESS INTERACTION SUITE AND VELOCITY SUITE APPLICATIONS FOR A SUBSTANTIAL MAJORITY OF OUR REVENUES FOR THE FORESEEABLE FUTURE.

      In the three months ended December 31, 2000, we derived most of our revenues from licenses of our Delano e-Business Interaction Suite and Customer Velocity. Although we have added new product offerings and expect to add new product offerings, we expect to continue to derive a substantial majority of our revenues from sales of the Delano e-Business Interaction Suite for the foreseeable future. Implementation of our strategy depends on these products being able to solve the communication needs of businesses engaging in commercial transactions over the internet or having an internet presence. If current or future clients are not satisfied with these products, our business and operating results could be seriously harmed.

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

FAILURE TO ATTRACT AND RETAIN ADDITIONAL QUALIFIED PERSONNEL COULD ADVERSELY AFFECT OUR EXPANSION PLANS.

      Our ability to increase revenues in the future depends considerably upon our success in recruiting, training and retaining additional direct sales personnel and the success of the direct sales force. Our business will be harmed if we fail to hire or retain qualified sales personnel, or if newly hired sales people fail to develop the necessary sales skills or develop these skills more slowly than we anticipate. We also are substantially dependent upon our ability to develop new products and enhance existing products, and we may not be able to hire and retain highly qualified research and development personnel. Similarly, our failure to attract and retain the highly trained personnel that are integral to our professional services group, which is responsible for the implementation and customization of, and technical support for, our products and services, may limit the rate at which we can develop and install new products or product enhancements, which would harm our business.

THE LOSS OF ANY OF OUR EXECUTIVE OFFICERS COULD ADVERSELY AFFECT OUR BUSINESS.

      Our future success depends to a significant degree on the skills, experience and efforts of our executive officers. In particular, we depend upon the continued services of John Foresi, our Chief Executive Officer. The loss of the services of Mr. Foresi or any of our executive officers would harm our business and operations.

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

      Our ability to offer our products and services successfully in a rapidly evolving market requires an effective planning and management process. We have limited experience in managing rapid growth. We are experiencing a period of growth that is placing a significant strain on our managerial, financial and personnel resources. On December 31, 2000, we had a total of 626 full-time employees compared to 159 on December 31, 1999. Our business will suffer if this growth continues and we fail to manage this growth. Any additional growth will further strain our management, financial, personnel and other resources. To manage any future growth effectively, we must improve our financial and accounting systems, controls, reporting systems and procedures, integrate new personnel and manage expanded operations. Any failure to do so could negatively affect the quality of our products, our ability to respond to our clients and retain key personnel, and our business in general.

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

      We have been incorporated under the laws of the Province of Ontario, and our executive offices are located in Ontario. Many of our directors, controlling persons and officers, and representatives of the experts named herein are residents of Canada and a substantial portion of their assets and a majority of our assets are located outside the United States. Consequently, it may be difficult for you to enforce against us or any of our directors, controlling persons, officers or experts who are not resident in the United States, liabilities based solely upon the federal securities laws of the United States.

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

PART II: OTHER INFORMATION

ITEM 4:  LEGAL PROCEEDINGS

      The Company has received a notice dated December 15, 2000, that it is being sued in the Supreme Court of the State of New York, County of New York, by We Media, Inc. The notice claims breach of contract, intentional and negligent misrepresentation of facts arising from the purchase of software, maintenance and services in connection with We Media's licensing of software and services from the Company. The notice claims damages in the amount of $5,000,000 together with treble amount of punitive damages and costs. The Company believes it has meritorious defenses to such action.

ITEM 5:  CHANGES IN SECURITIES AND USE OF PROCEEDS

      Not applicable

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Form 8-K  filed on October 30, 2000.

         (b)    Form on 8-K/A filed on December 29, 2000

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

February 13, 2001                              Delano Technology Corporation




            /s/ JOHN FORESI                    Chief Executive Officer, Director
-------------------------------------------    (Principal Executive Officer)
John Foresi




          /s/ THOMAS HEARNE                    Chief Financial Officer
                                               (Principal Financial Officer
-------------------------------------------    And Principal Accounting Officer)
Thomas Hearne