Form 10-K405
period 2001-03-31
DELANO TECHNOLOGY CORP
filed 2001-06-11
CIK 1100043

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------

                                    FORM 10-K

(x) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the fiscal year ended March 31, 2001; or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on May 18, 2001 as reported on the Nasdaq National Market, was approximately $25.1 million. Shares of Common Stock held by each officer and director and by certain persons who owned 5% or more of the Registrant's outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of Friday, May 18, 2001 Registrant had outstanding 37,285,857 shares of Common Stock.

                          DELANO TECHNOLOGY CORPORATION

                                TABLE OF CONTENTS

                           ANNUAL REPORT ON FORM 10-K

                          FOR YEAR ENDED MARCH 31, 2001

                                                                                    PAGE
                                                                                    ----
                                     PART I
Item 1       Business..............................................................   3
Item 2       Properties............................................................   9
Item 3       Legal Proceedings.....................................................   9
Item 4       Submission Of Matters To A Vote Of Security Holders...................   10

                                     PART II

Item 5       Market For Registrant's Common Equity And Related Stockholder
             Matters...............................................................   10
Item 6       Selected Consolidated Financial Data..................................   13
Item 7       Management's Discussion And Analysis Of Financial Condition
             And Results Of Operations ............................................   14
Item 7A      Qualitative And Quantitative Market Risk..............................   23
Item 8       Delano Technology Corporation Index To Consolidated
             Financial Statements..................................................   33
Item 9       Changes In And Disagreements With Accountants On Accounting And
             Financial Disclosure..................................................   52

                                    PART III

Item 10      Directors And Executive Officers Of The Registrant....................   53
Item 11      Executive Compensation................................................   56
Item 12      Security Ownership Of Certain Beneficial Owners And Management........   59
Item 13      Certain Relationships and Related Transactions........................   60

                                     PART IV

Item 14      Exhibits And Financial Statement Schedules............................   62
Signatures   ......................................................................   63

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

                                     PART I

ITEM 1: BUSINESS

OVERVIEW

         Delano Technology Corporation, a corporation formed under the laws of Ontario, Canada in May 1998, develops and markets Customer Relationship Management (CRM) software that incorporates advanced analytics with interaction capabilities on a flexible and scalable technology platform. This technology enables companies to understand, personalize and manage interactions with customers across multiple communication channels. These interactions consist of both inbound and outbound communications through e-mail, company websites, and wireless devices. Companies can use Delano software applications to gain in-depth customer knowledge by creating a unified view of the customer across disparate data, and use the customer insight to initiate marketing campaigns, and route, track, and respond to customer service inquiries. We focus our sales efforts on businesses in the following industries: financial services, retail, technology, telecommunications, and transportation and logistics, as well as other organizations engaged in, or focused on, business-to-business or business-to-customer commercial opportunities using the internet. We are also increasing our activity with channel partners to further our penetration of target industries. Our professional services group can assist our client's internal IT personnel to implement our products.

DESCRIPTION OF BUSINESS

         Delano's CRM solution is comprised of operational and analytical applications and technology platforms that seamlessly integrate to provide a unified view of customer interactions across an enterprise. This includes applications for marketing automation, analytics and segmentation, customer service and support, and a technology platform that combines interaction capabilities with the analytic intelligence. We believe that our solution offers the following specific client benefits:

         Stronger Customer Relationships. Our CRM solution provides a tool to assist an organization to understand its customer needs, and market to and support them accordingly. For example, our products enable organizations to analyze disparate customer data across multiple touch points in the enterprise. The resulting analysis enables marketers to build customer relationships by engaging in targeted, timely and relevant marketing campaigns that help to convert prospects to customers and retain high value customers.

         Faster Corporate Decision Making. Our products also assist our clients to respond to large volumes of inbound e-mail and web-based communications, and route inquiries to the appropriate representatives for action. Additionally, as Delano's solution utilizes a web-based interface, it makes it easier to define and analyze customer information, which means that marketers can react, adapt, and execute campaigns faster than traditional methods.

         Scalability and Flexibility. We have designed our products to support large numbers of simultaneous customer interactions. The open architecture (based on industry standards) of our underlying technology platform delivers the flexibility and extensibility to seamlessly integrate with and leverage disparate technology systems and data, and the scalability to grow with an organization's business needs.

         Increased Revenue Opportunities. We believe our products help our clients increase their revenues by driving profitable relationships across the customer lifecycle, implementing customer interaction programs that build barriers to switching and extend the customer relationship. For example, clients can generate revenue through marketing campaigns and lead tracking and management, thereby increasing their customer acquisition at a lower cost of execution. Our service applications including electronic surveys, personalized newsletters, in-bound e-mail support, live chat and web collaboration and shared knowledge base functionality, can lead to increased revenues by increasing customer loyalty and retention.

         Reduced Operating Costs. We believe our products can help our clients lower operating costs. Our solution assists clients to automate large volumes of customer interactions automatically, increasing productivity, which results in lower costs than can be achieved using traditional methods. Delano enables clients to potentially increase productivity while ensuring consistency across marketing campaigns, by creating custom campaigns for different customer segments and saving the templates for future use. Delano's solution is based on open standards, and as a result, is able to integrate with an organization's existing technology investments--including disparate data and legacy systems--to reduce the total cost of ownership.

RECENT BUSINESS ACQUISITIONS

         On September 26, 2000 we acquired Continuity Solutions, Inc. pursuant to a transaction where Continuity became our wholly owned subsidiary. Continuity is a provider of integrated multi-channel eCRM solutions, consisting of licensed and ASP offerings. Continuity is headquartered in San Francisco, California and had 15 employees as of the date of the acquisition.

         In connection with the acquisition, we issued approximately 1.4 million shares of Delano common stock, no par value, and assumed options and warrants to acquire approximately 150,000 shares of Delano common stock. The transaction was accounted for using the purchase method of accounting.

         On October 13, 2000, we acquired Digital Archaeology Corporation ("DA") pursuant to a transaction where DA became our wholly owned subsidiary. DA is a provider of analytics for e-business. The company's solutions provide enterprises with a view of customer and trading partner behavior and preferences across traditional and e-commerce channels. DA was a privately held company based in Kansas City and had 68 employees as of the date of the acquisition.

         In connection with the acquisition, we issued approximately 4.6 million of the Company's common stock, no par value, and paid $17.4 million in cash, in exchange for all of the outstanding shares of capital stock of DA, and each outstanding option or right to purchase DA common stock was assumed by the Company and became a right to purchase 0.53 of the Company's common shares. The transaction was accounted for using the purchase method of accounting.

PRODUCTS

         Delano is a CRM software company that provides an enterprise with a flexible way to build, understand and intelligently manage customer interactions. Our CRM solution incorporates applications that fit within the operational and analytical CRM categories, and are built on and leverage the inherent qualities of our CRM infrastructure platform.

CRM INFRASTRUCTURE

         Delano's CRM infrastructure solution is a technology platform made up of the Delano Interaction Server, the Delano Analytics Server, the Delano Knowledge Management Server, the Delano Rules Server, and component packs that increase Delano's integration with third party systems and data. Delano's technology platform provide the foundation for building diverse customer facing, interaction-based and analytical applications.

Delano Interaction Server

         Delano's Interaction Server enables companies to develop and deploy interaction-based applications. Delano's operational CRM applications leverage the inherent qualities of this technology platform, providing the flexibility to integrate with existing systems, ease of customization, reduced time to market, and increased return on investment. This interaction platform consists of the following:

         - The Delano Interaction Server is an application server designed to manage thousands of diverse interaction-based applications simultaneously. The Interaction Server runs on the Windows, Solaris, Unix, IBM AIX and HP-UX operating systems. It includes an application repository to manage the storage and version control of interaction-based applications. The Interaction Server also manages and controls the quantity of applications or interactions covered by the client's license. The Interaction Server communicates directly with e-mail, web, database and directory servers. Multiple Interaction Servers can operate effectively within a client's enterprise.

         - The Delano Interaction Builder is a graphical application builder environment, designed to enable our clients to develop interaction-based applications simply and quickly. The Builder uses a "drag-and-drop" style interface that allows our clients to define and outline a business process by arranging application components in a flowchart-style environment. The application components serve as the building blocks of an application. The Interaction Builder enables a client to develop interaction-based applications, that, among other things:

                  -        interface with existing corporate databases;

                  -        connect to corporate directories;

                  - gather information from, and post information to a web server;

                  - send and receive e-mail using popular e-mail protocols, such as Post Office Protocol 3 (POP3), Internet Message Access Protocol 4 (IMAP4) and Simple Mail Transfer Protocol (SMTP); and

                  - parse and personalize various document types, including documents in text, HyperText Markup Language or HTML, and eXtensible Markup Language or XML formats.

         - The Delano Interaction Administrator is a program that enables our clients to configure, administer and manage interaction-based applications created with the Application Builder and executed on the Interaction Server. The Server Administrator is available as a native or web application to enable remote administration.

Delano Analytics Server

         Delano's Analytics Server is an analytical platform for creating highly customized analytical applications that instantly link and analyze disparate data without predefining data structures or data types. Delano's analytical CRM applications leverage the Analytics Server to maximize the flexibility, scalability, and the degree to which a customer can customize its in-depth customer analysis.

         Delano Analytics Server consists of the following:

         - Delano Analytics Server is a storage repository that permits rapid data integration and analysis. The Analytics server includes over 90 analytic operators;

         - Digital Explorer is the desktop environment for building and customizing analytic models, with easy-to-use drag and drop interfaces;

         - Net Discovery Explorer is a complete toolkit for building HTML interfaces for Delano-based analytic solutions. Net Discovery is based on a series of plug-ins that operate within industry standard environments such as Microsoft's Front Page.

Delano Knowledge Management Server

         The Delano Knowledge Management Server assists artificial intelligence
(AI) assisted technology to provide flexible yet powerful English language and language-independent search capabilities. It can be used to decipher free-form text to deliver automated responses and perform intelligent routing to the person most appropriate for managing a particular customer's requests.

         The Delano Knowledge Management Server enables companies to capture, control and disseminate information and knowledge across their extended enterprise. Through this server, companies can cultivate a collaborative environment of knowledge sharing and can automatically organize, categorize, cross-link and disseminate large amounts of unstructured information. The Delano Knowledge Management Server is incorporated into Delano's Velocity Service application.

Delano Rules Server

         The Delano Rules Server enables organizations to manage the business rules associated with customer interactions. This enables agile adaptation to changing business needs without having to customize an organization's existing systems and applications. By empowering the `owners' of business processes to determine the intelligence behind rules, the Delano Rules Server places control of an organization's interactions in the hands of its experts.

Delano Component Packs

         Delano component packs are designed as groupings of components to improve integration between the Delano Interaction Server and our client's existing infrastructures, including third party solutions, databases, and middleware technology. The following are the component packs we currently have available for our clients: Delano Component Pack for J2EE, Delano Component Pack for Microsoft BackOffice, Delano Component Pack for Databases, Delano Enterprise Connectivity, Delano Component Development Kit, Delano Component Pack for Wireless Interactions, Delano Component Pack for XML, Delano Component Pack for the Web, and Component Pack for IBM Connectivity.

OPERATIONAL CRM

         Delano's operational CRM applications - Velocity Live, Velocity Expert and Velocity Assistant, comprise an integrated suite of marketing and customer service applications that are built on top of the Delano Interaction Server and leverage its inherent benefits including its flexibility and scalability.

Delano Velocity Marketing

         Velocity Marketing is a campaign management application that enables marketers to create and enhance customer relationships with event-driven, one-to-one marketing campaigns, interactive surveys, and personalized newsletters. It enables organizations to launch event-driven marketing campaigns to acquire new customers and create relationships through timely, relevant and personalized up-sell and cross-sell offers.

         Velocity Marketing provides a unified view of all campaign efforts across multiple channels, enabling the user to change timelines, targets, offers, and responses, on the fly. It also enables an organization to optimize campaign execution by using in-depth analysis to measure key success metrics following a campaign and use the insight to drive greater results in future campaigns. Marketers can also increase their productivity while ensuring consistency across campaigns, by creating custom campaigns for different segments and saving the templates for future use.

         Using Velocity Marketing, marketing campaigns can automatically be triggered by any pre-determined event that occurs throughout the customer lifecycle, such as the purchase of a new product or the end of a service contract. It enables interactive surveys to be distributed as part of marketing campaigns, or used as Web registration forms. Organizations can also use Velocity Marketing to design, deliver, and analyze results of personalized surveys, contests, and quizzes, using individual responses to automatically trigger additional campaign efforts. It also enables organizations to create, manage and distribute newsletters, completely automating and managing the workflow from author to editor to publisher to customer.

Delano Velocity Service

         Delano Velocity Service is a customer service application that provides fast, relevant, and automated response management and routing of inbound communications via e-mail, chat, or Web inquiries. By automating the routing and response of inbound communications, Velocity Service increases customer loyalty and retention while lowering the cost of an organization's service department.

         Velocity Service helps to maximize ensures maximum customer service productivity, response accuracy, and improved lead management. This is achieved by enabling customer service professionals to quickly deliver accurate answers to customer inquiries using established knowledge bases of corporate information and send auto-acknowledgements and auto-responses based on sophisticated, easy-to-create rules.

         Powerful and flexible routing and escalation rules, content analysis, consultation, and response allow the entire workflow of inbound communications to be automated, thereby increasing response efficiency and effectiveness.

ANALYTICAL CRM

Discovery Marketing

         Discovery Marketing is an analytical e-marketing application that enables an enterprise to use disparate data to identify, finely segment, and better understand their customers and add intelligence to their online marketing campaigns. Discovery Marketing strengthens Delano's Velocity Marketing offering by turning data from disparate sources across an enterprise into customer knowledge. The customer knowledge enables marketers to increase their return on investment by developing timely, relevant and targeted marketing campaigns that help to convert prospects to customers, and retain high value customers.

         In addition to providing in-depth segmentation of customer information which helps to increase sales from new and existing customers, Discovery Marketing also enables organizations to analyze customer segments against various criteria--such as demographics--to identify cross-sell and up-sell opportunities. Discovery Marketing enables an organization to use ad-hoc analysis to segment customers based on the optimal criteria for a given marketing campaign.

PROFESSIONAL SERVICES

         If desired, our professional services group will work with clients to learn about their specific requirements and implement integrated solutions based on Delano's offerings. Generally, this process is based on a four-step methodology, with key client checkpoints at the completion of each step:

         - Initial needs assessment. Our professional services group works with our clients to define their requirements. Once a sale has been completed, the professional services group works with the client to prioritize applications, identify key data structures that are required and develop a detailed design overview document;

         - Application building. The group will construct the required applications using the Application Builder, develop web forms and e-mail messages and install and configure the Interaction Server in the client's environment;

         - Testing and training. The applications are volume and user-tested. The group also tests the interfaces between our applications and existing legacy systems. The group will conduct training and develop technical documentation for the specific applications;

         - Deployment. The applications are published and integrated with client's systems. The group monitors production to ensure that the application is functioning properly and that any modifications are documented.

         We typically provide professional services on a time-and-materials basis, acting either alone or with third-party distribution companies, consulting organizations and software vendors. After our solution has been implemented, our client services and support organization handles ongoing account management and monitors client satisfaction.

PRODUCTS UNDER DEVELOPMENT

         Due to our CRM focus, we continue to enhance our marketing and service offerings, adding breadth and depth to the application suite through our internal research and development efforts and partnerships with other technology vendors. This strategy enables us to deliver products to cross- and up-sell to our existing customers, simultaneously strengthening our overall product offering for prospects. Our focus includes:

         - enhancing our current customer segmentation capabilities, to allow marketers to deliver targeted campaigns to the right audience with the right message and provide service professionals with the information needed to best service their customers by leveraging the Delano analytics platform; and,

         - broadening our offering of customer value management, providing managers with the ability to drive customer relationships based on individual customer value by analyzing both the revenue and the costs associated with marketing and service activities.

CLIENT SERVICE AND SUPPORT

         Our technical services group provides maintenance and technical support to our clients, including software upgrades and updates and emergency response. To date, almost all our clients have entered into maintenance agreements that entitle them to technical services. Annual maintenance fees are typically equal to 18% of the product license fee. We provide support to our clients through our support center located in Markham, Ontario.

SALES AND MARKETING

         As of March 31, 2001, we had 182 sales, business development and marketing professionals, including sales personnel, sales engineers, strategic account representatives and marketing representatives. We maintain 3 direct sales representatives in Ontario as well as a total of 31 sales representatives in the United States, and 7 sales representatives in Europe, who oversee and process all orders for our products and services in Europe and parts of Africa. As well, we have a joint venture with eGlobal Technology Service Limited ("eGlobal") for Asia Pacific. Our direct sales force is organized into regional teams, which include both sales representatives and systems engineers.

         Our direct sales force is complemented by telemarketing from our headquarters in Markham, Ontario, which generates, follows up and qualifies leads, and by third-party distribution companies, consulting organizations and software vendors with whom we have agreements, such as Nortel Networks, Braun Consulting, Deloitte Consulting, Interactive Business Systems and Ironside Technologies. These third-parties further expand the distribution channels for our products.

         We also pursue original equipment manufacturer sales opportunities with vendors of complementary technology, including developers of enterprise resource planning systems, customer relationship management systems, messaging, internet and e-commerce solutions such as Ironside Technologies, i2 Technologies, Nortel Networks, and Protagona worldwide. These vendors may seek to enhance and extend their solutions by integrating our products into theirs.

         To support our sales efforts, we conduct seminars for prospective clients and ongoing public relations campaigns, participate in conferences and trade shows and distribute direct mailings, newsletters and website communications. We typically market our products and services independently, but we also selectively conduct joint marketing activities with third-party distribution companies, consulting organizations and software vendors.

CLIENTS

         We focus our sales efforts on organizations in five major market sectors: financial services, retail, technology, telecommunications, and transportation and logistics. We have also identified demand in marketing services organizations and companies focused on business-to-business or business-to-consumer commercial opportunities over the internet. Although we are primarily targeting clients in these market sectors, we believe that increasing use of the internet and the benefits offered by our products will provide opportunities in other market sectors. The following is a representative list of our clients by market segment:

     - Financial Services -- Charles Schwab Canada Co., Chase Manhattan Bank, Zurich Insurance, Heller Financial, Worldinsure.com;

     - Technology -- Nortel Networks; i2 Technologies, Compaq, ATI Technologies, Ironside Technologies, Protagona;

     - Telecommunications -- Ericsson Inc., Sprint, HickoryTech Information Solutions;

     - Transportation and Logistics -- Mark VII, Inc., Rental Services Corp., and Cardinal Logistics;

     -    Retail -- Mary Kay, The Sharper Image, Ann Taylor, Target;

     - Marketing Services -- Ogilvy Worldwide, Grey Worldwide, Middleberg 1.2.1, Association of National Advertisers, and The Computing Group, a division of Omnicom;

     - E-commerce (business-to-consumer) -- GroceryGateway.com, Tickets.com, Webhelp.com, Borderfree, e-centives inc., Harborfreight.com, a web service operated by Central Purchasing Inc. and Marketrend Communications Inc.; and,

     - E-commerce (business-to-business) -- LendingTree.com, and eBreviate, a division of AT Kearney.

         In the year ended March 31, 2001, no customer accounted for 10% of our total revenues. We expect a substantial portion of our license and service revenues in any given quarter to be generated from a limited number of clients. However, we do not believe that we will be dependent on any ongoing commitments from any particular client.

COMPETITION

         The market for our products and services is highly competitive. The market is evolving rapidly from both a commercial and a technological perspective. We believe that the principal competitive factors affecting our market include the technology infrastructure, breadth of the offered solution, the speed of deployment, distribution breadth, product quality and reliability, customer and professional services quality, a significant base of high-profile customers and industry influencers, and demonstrable value for the customer. Although we believe that our products compare very favorably with respect to these factors our market is relatively new and is developing rapidly.

         We currently, and will for the foreseeable future, face competition from many sources, including operational and analytical CRM vendors (who compete directly with our products), and systems designed in-house and by third-party development efforts. For example, our competitors include CRM vendors such as e.Piphany, Broadbase/Kana, and Xchange Applications.

RESEARCH AND DEVELOPMENT

         We believe that our future success depends in large part on our ability to maintain and enhance our technology, to develop a large library of software products, and to enhance our market positioning through the deployment of emerging technologies. For the year ended March 31, 2001, we invested $17.4 million in product development, compared to $3.6 million and $797,000 for the year ended March 31, 2000, and the period from May 7, 1998 to March 31, 1999 respectively.

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

         As of March 31, 2001, we had 179 personnel engaged in research and development activities.

INTELLECTUAL PROPERTY

         We rely on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information and technology. We currently have two U.S. patent applications pending. Our pending applications, if allowed, will cover a material portion of our products and services. In addition, we have one U.S. trademark.

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

EMPLOYEES

         As of March 31, 2001, we had 490 full-time employees, including 179 in research and development, 76 in professional services, 182 in sales, business development and marketing and 53 in general and administrative. We had a net addition of 209 employees between April 1, 2000 and March 31, 2001. None of our employees are covered by collective bargaining agreements and we have never experienced a strike or work stoppage. We believe our relations with our employees are good.

ITEM 2: PROPERTIES

         Our corporate headquarters are located in Markham, Ontario. In November 1999, we entered into a 10-year lease for approximately 58,000 square feet for new corporate headquarters. This new lease took effect on May 1, 2000. We believe that our facilities are adequate to meet our requirements for the foreseeable future. We also lease office space in California, Colorado, Kansas, Illinois, Minnesota, Texas, New York and New Jersey, London, U.K. and Hong Kong. We do not own any real property.

         We are proceeding to sub-lease portions of our offices in Markham, Illinois, California and London.

ITEM 3: LEGAL PROCEEDINGS

         On February 22, 2001, We Media, Inc. filed a lawsuit against the Company in the Supreme Court for the State of New York, County of New York. The Complaint asserts claims for breach of contract, unjust enrichment, misrepresentation, and tortuous interference with prospective economic advantage. WeMedia claims damages in the amount of $5,000,000 together with treble punitive damages, interest and costs. The Company has removed the action to the United States District Court for the Southern District of New York, and filed its Answer and a Counterclaim. The Company believes that it has numerous meritorious defenses to the action and intends to defend it vigorously.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A)      MARKET INFORMATION AND RECENT SALES OF UNREGISTERED SECURITIES

         Delano's common stock is listed on the NASDAQ Stock Market under the symbol "DTEC" and commenced trading on Feb 9, 2000. The Company's common stock is also listed on the Toronto Stock Exchange under the symbol "DLN" and commenced trading on May 3, 2001.

         The following table sets forth the range of high and low closing sales prices for each period indicated, adjusted for the 3 for 2 stock split effective January 2000:

                                                                                  HIGH              LOW
                                                                                  ----              ---
         FISCAL 2000
               Fourth Quarter (from February 9, to March 31, 2000)......       $   51.50         $  22.44
         FISCAL 2001
               First Quarter ...........................................       $   24.94         $   9.75
               Second Quarter ..........................................       $   18.19         $   9.50
               Third Quarter  ..........................................       $   17.12         $   5.12
               Fourth Quarter ..........................................       $    5.37         $   1.37

         The reported last sale price of Delano's common stock on the NASDAQ Stock Market on May 18, 2001 was: $0.81. The approximate number of holders of record of the shares of the Company's common stock was 635 as of May 18, 2001. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. The Company estimates that the number of beneficial stockholders of the shares of the Company's common stock as of May 18, 2001 was approximately 6,000.

         Delano has authorized common stock, with no par value and Preferred Stock. Delano has not issued any Preferred Stock.

         Delano has not paid any cash dividends on its capital stock. Delano currently intends to retain its earnings to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

                     -------------------------------------



         Our financial statements are reported in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

         We express all dollar amounts in this Annual Report on Form 10-K in United States dollars, except where otherwise indicated. References to "$" are to United States dollars and references to "Cdn$" are to Canadian dollars. This Annual Report on Form 10-K contains a translation of some Canadian dollar amounts into U.S. dollars at specified exchange rates solely for your convenience. Unless otherwise indicated, these Canadian dollar amounts were translated into U.S. dollars based on Cdn$1.00 per US$0.6344, which was the inverse of the noon buying rate in The City of New York for cable transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 2001. See "Exchange Rate Information."

                     -------------------------------------

                           EXCHANGE RATE INFORMATION

         The following table sets forth, for each period indicated, the high and low exchange rates for Canadian dollars expressed in U.S. dollars, the average of such exchange rates on the last day of each month during such period, and the exchange rate at the end of such period, based on the inverse of the noon buying rate.

                                                               YEAR ENDED                YEAR ENDED
                                                             MARCH 31,2000              MARCH 31, 2001
                                                             -------------              --------------
         High......................................            $  0.6969                  $  0.6796
         Low.......................................               0.6607                     0.6344
         End.......................................               0.6879                     0.6344
         Average...................................               0.6795                     0.6636

         On May 18, 2001, the inverse of the noon buying rate was Cdn$1.00 per $0.6523.

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

                                                                     PERIOD FROM
                                                                     MAY 7, 1998
                                                                    (INCEPTION) TO     YEAR ENDED        YEAR ENDED
                                                                     MARCH 31,1999   MARCH 31, 2000     MARCH 31,2001
                                                                     -------------   --------------     -------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
  Licenses.........................................................           --       $      8,799     $     25,636
  Services.........................................................           --                690            4,739
                                                                      ----------       ------------     ------------
     Total revenues................................................           --              9,489           30,375
                                                                      ----------       ------------     ------------
Cost of revenues:
  Licenses.........................................................           --                 59              332
  Services.........................................................           --              1,239            5,038
                                                                      ----------       ------------     ------------
     Total cost of revenues........................................           --              1,298            5,370
                                                                      ----------       ------------     ------------
Gross profit.......................................................           --              8,191           25,005
                                                                      ----------       ------------     ------------
Operating expenses:
   Sales and marketing.............................................   $      554             11,732           49,275
   Research and development........................................          797              3,649           17,385
   General and administrative......................................          180              1,515            4,671
   Amortization of deferred stock-based compensation...............          171              1,671            3,416
   Amortization of goodwill and identifiable intangibles...........           --                 --           11,025
   In-process research and development.............................           --                 --              429
   Impairment of goodwill and identifiable intangibles.............           --                 --           96,980
                                                                      ----------       ------------     ------------
   Total operating expenses........................................        1,702             18,567          183,181
                                                                      ----------       ------------     ------------
Loss from operations...............................................       (1,702)           (10,376)        (158,176)
   Interest income, net............................................           13              1,099            4,393
   Equity in loss of associated company............................           --                 --             (278)
   Asset impairment................................................           --                 --             (694)
   Restructuring charges...........................................           --                 --           (6,263)
                                                                      ----------       ------------     ------------
Loss before provision for income taxes.............................       (1,689)            (9,277)        (161,018)
   Provision for income taxes......................................           --                 --               --
                                                                      ----------       ------------     ------------
Loss for the period................................................       (1,689)            (9,277)        (161,018)
   Less: accretion of dividends on redeemable convertible special
   shares..........................................................         (101)              (313)              --
                                                                      ----------       ------------     ------------
Loss applicable to common shares...................................   $   (1,790)      $     (9,590)    $   (161,018)
                                                                      ==========       ============     ============
Basic and diluted loss per common share............................   $    (2.40)      $      (1.50)    $      (4.84)
                                                                      ==========       ============     ============
Shares used in computing basic and diluted loss per common share...          746              6,381           33,283
                                                                      ==========       ============     ============


                                                                                  MARCH 31, 2000       MARCH 31, 2001
                                                                                  --------------       --------------
                                                                                              (IN THOUSANDS)
CONSOLIDATED BALANCE SHEETS DATA:
Cash and cash equivalents.................................                             $  82,370        $     34,209
Short-term investments....................................                                29,154               1,155
Working capital...........................................                               110,410              32,488
Total assets..............................................                               119,907              64,639
Long-term obligations, net of current portion.............                                   222                  49
Redeemable convertible special shares.....................                                    --                  --
Shareholders' equity .....................................                               112,561              49,941

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of the Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21e of the Securities Exchange Act of 1934. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors," elsewhere in this report and in our other public filings.

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

      In connection with the acquisition, we issued approximately 1.4 million shares of Delano common stock, no par value, and assumed options and warrants to acquire approximately 150,000 shares of Delano common stock. The transaction was accounted for using the purchase method of accounting.

      On October 13, 2000, we acquired Digital Archaeology Corporation ("DA") pursuant to a transaction where DA became our wholly owned subsidiary. DA is a provider of analytics for e-business. The company's solutions provide enterprises with a view of customer and trading partner behavior and preferences across traditional and e-commerce channels. DA was a privately held company based in Kansas City and had 68 employees as of the date of the acquisition.

      In connection with the acquisition, we issued approximately 4.6 million of the Company's common stock, no par value, and paid $17.4 million in cash, in exchange for all of the outstanding shares of capital stock of DA, and each outstanding option or right to purchase DA common stock was assumed by the Company and became a right to purchase 0.53 of the Company's common shares. The transaction was accounted for using the purchase method of accounting.

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

     -    the license fee is fixed or determinable; and

     -    the license fee is collectible.

      Because substantially all of our software license agreements include related maintenance services, these agreements are multiple-element arrangements. We allocate the fees in multiple-element arrangements based on the respective value for each element, with maintenance being allocated typically at 18% of license revenue in all sales. Delivery of the software generally is deemed to occur upon shipment of the software unless customers are provided the opportunity to return the products. Revenues are recognized only when all refund obligations have expired. In situations where we provide online offerings, delivery of the software occurs upon initiation of the online offerings. Revenues from maintenance and support services and online offerings are recognized ratably over the related contractual period.

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

     - Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing materials;

     - Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and in connection with the enhancement of existing products and quality assurance activities;

     - General and administrative expenses consist primarily of compensation and related costs for administrative personnel, legal, accounting and other general corporate expenses;

     - Amortization of deferred stock-based compensation includes the amortization, over the vesting period of a stock option, of the difference between the exercise price of options granted to employees and the deemed fair market value of the options for financial reporting purposes. In addition, deferred stock-based compensation includes compensation expense arising on the issuance of options and a warrant to employees and a consultant, calculated as the difference between the exercise price of the options and warrant and the fair market value at the date of issuance. Also included in amortization of deferred stock-based compensation is compensation expense relating to an option to acquire shares of the Company issued in connection with a professional services agreement between the Company and a related corporation. The compensation expense is calculated as the difference between the exercise price of the option and the fair market value at the time the option was issued or earned. Also included in amortization of deferred stock-based compensation is compensation expense relating to the unvested options assumed in the acquisitions of Continuity and DA.

      We allocate common costs based on relative headcount or other relevant measures. These allocated costs include rent and other facility-related costs for the corporate head office, communication expenses and depreciation expenses for furniture and equipment.

      In connection with the granting of stock options and the issuance of a warrant to our employees and a consultant, we recorded deferred stock-based compensation totaling $13.7 million through March 31, 2001. This amount represents the total difference between the exercise prices of stock options and the warrant and the deemed fair value of the underlying common stock for accounting purposes on the date these stock options were granted and the warrant issued. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board, or ("FASB"), Interpretation No. 28. We recorded $171,000 of stock-based compensation amortization expense during the period from May 7, 1998 to March 31, 1999, $1.7 million of stock-based compensation amortization expense during the year ended March 31, 2000 and $3.4 million of stock-based compensation amortization expense during the year ended March 31, 2001. As of March 31, 2001, we had a total of $8.5 million of deferred stock-based compensation that had not been amortized. The amortization of the remaining deferred stock-based compensation will result in additional charges to operations through December 2003 of approximately $845,000 per quarter. The amortization of deferred stock-based compensation is classified as a separate component of operation expenses in our consolidated statement of operations.

      In our development of new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, our software development costs eligible for capitalization have been insignificant and all costs related to internal product development have been expensed as incurred.

      Special charges for the year ended March 31, 2001 included a $694,000 asset impairment charge, a $6.3 million restructuring charge and a $97.0 million goodwill and identifiable intangibles impairment.

     (a) Asset Impairment Charge. During the three months ended March 31, 2001, the Company restructured its operations to reduce operating expenses. During the restructuring, it was determined that $694,000 of software and other capital assets, as well as a long-term investment, had no future value to the Company.

     (b) Restructuring Charge. During the three months ended March 31, 2001, the Company incurred a restructuring charge of $6.3 million as part of a plan to improve its operating results by reducing employees, by closing duplicative Company facilities in the USA and Canada, and by implementing other measures. This charge is part of a plan to streamline the Company's efforts to focus on achieving profitability. The restructuring charge was comprised of $3.2 million for headcount reductions, $2.2 million for facilities related costs including penalties associated with the reduction of lease commitments and future lease payments and $900,000 related to eliminating the Company's ASP sales model. As of March 31, 2001, $2.7 million had been paid out on the restructuring charge.

      The Company determined its restructuring charge in accordance with Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3") and Staff Accounting Bulletin No. 100 ("SAB 100"). EITF 94-3 and SAB 100 require that the Company commit to an exit plan before it accrues employee termination costs and exit costs. On January 4, 2001, the Company's senior management prepared a detailed exit plan that included the termination of 136 employees, closure of certain facilities and the elimination of the ASP sales model.

      In connection with the restructuring actions, the Company terminated the employment of 102 employees, consisting primarily of applications development employees, sales and marketing employees, technical and other support employees, and administrative employees in all locations. In addition, the Company did not replace approximately 34 employees who resigned voluntarily during the three months ended March 31, 2001. At March 31, 2001, the Company had terminated all employees associated with these restructuring actions. At March 31, 2001, the Company had exited a portion of its facilities in Toronto and most of its offices in the USA. The Company has entered into sublease arrangements for some of its office space.

      In April 2001, the Company announced further restructuring plans to reduce its headcount by 31 percent and close additional offices in the USA and Canada. The Company expects some of the employees in these offices to consider opportunities to work in its other remaining offices. There was no impact on the financial statements for the year ended March 31, 2001 relating to these actions. The Company expects to recognize a restructuring charge in the first quarter of fiscal year 2002 relating to the April 2001 restructuring of approximately $5.5 million.

     (c) Impairment of goodwill and identifiable intangibles. We performed an impairment assessment of the goodwill and identifiable intangibles recorded in connection with the acquisition of Continuity and DA. The assessment was performed primarily due to the significant sustained decline in our stock price since the valuation date of the shares issued in the Continuity and DA acquisitions resulting in our net book value of our assets prior to the impairment charge significantly exceeding our market capitalization, the overall decline in the industry growth rates, and our lower fourth quarter of 2001 actual and projected operating results. As a result of our review, we recorded a $97.0 million impairment charge to reduce goodwill and identifiable intangibles. The charge was determined based upon our estimated discounted cash flows over the remaining estimated useful life of the goodwill and identifiable intangibles using a discount rate of 24.8%. The assumptions supporting the cash flows including the discount rate were determined using our best estimates as of such date. The remaining goodwill balance of approximately $5.2 million will be amortized over its remaining useful life. We will continue to assess the recoverability of the remaining goodwill and identifiable intangibles periodically in accordance with our policy.

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

RESULTS OF OPERATIONS

Year ended March 31, 2001 Compared to year ended March 31, 2000.

      Revenues. Total revenues for the year ended March 31, 2001 were $30.4 million compared to $9.5 million for the year ended March 31, 2000. In the year ended March 31, 2001 license revenues accounted for $25.6 million or 84.4% of total revenues. In the year ended March 31, 2000, license revenues accounted for $8.8 million, or 92.7% of total revenues. Services revenues, including maintenance and services fees, accounted for $4.7 million, or 15.6% of revenues for the year ended March 31, 2001, compared to $690,000 or 7.3% of total revenues for the year ended March 31, 2000. Approximately 66.0% of our total revenues were generated in the United States, 19.9% were generated in Canada and 14.1% were generated elsewhere in the year ended March 31, 2001, compared to 69.3%, 25.9% and 4.8% respectively for the year ended March 31, 2000.

      Cost of revenues. Cost of license revenues was $332,000 or 1.1% of total revenues for the year ended March 31, 2001 compared to $59,000 for the year ended March 31, 2000 or 0.6% of total revenues. Cost of services revenues was $5.0 million, or 16.6% of total revenues for the year ended March 31, 2001, compared to $1.2 million for the year ended March 31, 2001, or 13.1% of total revenues. We anticipate that cost of service revenues will decrease in absolute dollars as we do not anticipate hiring additional services personnel. We anticipate that the cost of license revenues will stay proportionate with license revenues.

      Sales and marketing. Sales and marketing expenses increased from $11.7 million or 123.6% of revenues for the year ended March 31, 2000 to $49.3 million or 162.2% of revenues for the year ended March 31, 2001. This increase was attributable primarily to the addition of 51 sales and marketing personnel and higher marketing costs due to expanded promotional activities. We anticipate that sales and marketing expenses will decrease in absolute dollars as we have reduced the number of sales and marketing personnel and reduced discretionary marketing programs.

      Research and development. Research and development expenses increased from $3.6 million or 38.5% of revenues for the year ended March 31, 2000 to $17.4 million or 57.2% of revenues for the year ended March 31, 2001. This increase was attributable primarily to the addition of 85 product development and related services personnel and to increased consulting and recruiting costs. The expenses were reduced by investment tax credits of $285,000 for the year ended March 31, 2000. We anticipate that research and development expenses will decrease in absolute dollars, and will reduce as a percentage of total revenues from period to period as we have reduced research and development personnel.

      As a Canadian Controlled Private Corporation or ("CCPC"), we qualified for certain investment tax credits under the Income Tax Act (Canada) on eligible research and development expenditures. Prior to our initial public offering, refundable investment tax credits, which result in cash payments to us, have been recorded at a rate of 35% of eligible current and capital research and development expenditures. Prior to our initial public offering, we were entitled to an investment tax credit at these rates for the first Cdn$2.0 million (approximately $1.3 million) of eligible research and development expenditures and a further investment tax credit at the rate of 20% of eligible research and development expenditures in excess of Cdn$2.0 million. Investment tax credits on current expenditures earned at the 35% rate are fully refundable to CCPCs. Investment tax credits earned by a CCPC on capital expenditures at the 35% rate are refundable at a rate of 40% of the amount of the credit. We will earn investment tax credits at a rate of 20% of eligible current and capital research and development expenditures made after our initial public offering. While a portion of investment tax credits earned as a CCPC are refundable, investment tax credits earned after our initial public offering may only be used to offset income taxes otherwise payable.

      General and administrative. General and administrative expenses increased from $1.5 million or 16.0% of revenues for the year ended March 31, 2000 to $4.7 million or 15.4% of revenues for the year ended March 31, 2001, due primarily to the addition of 29 administrative personnel, increased consulting costs and to higher facilities-related expenses necessary to support our growth. We expect that general and administrative expenses will decrease in absolute dollars as we have reduced personnel and related costs to facilitate the growth of our business.

      Amortization of goodwill and identifiable intangibles. On September 26, 2000, the Company completed its acquisition of Continuity. As a result of the acquisition, $19.4 million was allocated to goodwill, and identifiable intangibles. This amount is being amortized on a straight-line basis over a period of three years for identifiable intangibles, and five years for goodwill from October 1, 2000. On October 16, 2000, the Company completed its acquisition of Digital Archaeology. As a result of the acquisition, $94.2 million was allocated to goodwill and identifiable intangibles. This amount is being amortized from October 16, 2000 on a straight-line basis over a period of three years for identifiable intangibles and five years for goodwill. For the year ended March 31, 2001, $11.0 million (2000 - nil) of goodwill amortization was recorded.

      If events or changes in circumstances indicate that these long lived assets will not be recoverable, as determined based on the undiscounted cash flows of the acquired businesses or if determined that the amounts paid for them would have changed materially based on underlying changes in the financial markets and therefore fundamental changes in the value of technology companies, over the remaining amortization period, the carrying value is reduced to net realizable value. For the year ended March 31, 2001, goodwill and identifiable intangibles was reduced by approximately $97.0 million.

      Amortization of deferred stock-based compensation. We incurred a charge of $1.7 million or 17.6% of revenues in the year ended March 31, 2000 and a charge of $3.4 million or 11.2% of revenues for the year ended March 31, 2001 related to the issuance of stock options with exercise prices less than the deemed fair market value for financial reporting purposes on the date of grant.

      Interest income, net. Interest income, net for the period ended March 31, 2000 was $1.1 million. Interest income, net for the year ended March 31, 2001 was $4.4 million, reflecting the interest earned on the cash and cash equivalents balance arising from our special warrant offering in June 1999 and our initial public offering in February 2000.

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

      Provision for income taxes. A deferred tax asset of $44.1 million existed as of March 31, 2001 compared to $4.8 million at March 31, 2000. A valuation allowance is recorded against a deferred tax asset if it is more likely than not that the asset will not be realized. A valuation allowance taken against substantially all of the deferred tax asset reflects the lack of profitability in the past, the significant risk that taxable income would not be generated in the future and the non-transferable nature of the deferred tax asset under certain conditions.

Year ended March 31, 2000 Compared to year ended March 31, 1999.

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

      Cost of revenues. Cost of license revenues was $59,000 for the year ended March 31, 2000 or 0.6% of total revenues. Cost of services revenues was $1.2 million for the year ended March 31, 2000, or 13.1% of total revenues. We anticipate that cost of service revenues will increase in absolute dollars as we continue to hire additional services personnel. We anticipate that the cost of product revenues will increase proportionately with increases in license revenues.

      Sales and marketing. Sales and marketing expenses increased from $554,000 for the period ended March 31, 1999 to $11.7 million for the year ended March 31, 2000. This increase was attributable primarily to the addition of 110 sales and marketing personnel and higher marketing costs due to expanded promotional activities. We anticipate that sales and marketing expenses will increase in absolute dollars as we continue to hire additional sales and marketing personnel and expand discretionary marketing programs.

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

      Provision for income taxes. A deferred tax asset of $4.8 million existed as of March 31, 2000. A valuation allowance is recorded against a deferred tax asset if it is more likely than not that the asset will not be realized. A valuation allowance taken against substantially all of the deferred tax asset reflects the lack of profitability in the past, the significant risk that taxable income would not be generated in the future and the non-transferable nature of the deferred tax asset under certain conditions.

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



                                                                          QUARTER ENDED
                                        -------------------------------------------------------------------------------
                                        JUN. 30,  SEP. 30,  DEC. 31,  MAR. 31,  JUN. 30,  SEP. 30,  DEC. 31,   MAR. 31,
                                          1999      1999      1999      2000      2000      2000      2000       2001
                                        --------  --------  --------  --------  --------  --------  --------  ---------
                                                                         (IN THOUSANDS)
CONSOLIDATED STATEMENTS OF
OPERATIONS DATA:
Revenues:
   License............................   $   752   $ 1,561  $  2,748   $ 3,738  $  5,361  $  7,009  $  8,040  $   5,226
   Services...........................        59        54       183       394       657     1,025     1,230      1,827
                                         -------   -------  --------   -------  --------  --------  --------  ---------
     Total revenues...................       811     1,615     2,931     4,132     6,018     8,034     9,270      7,053
                                         -------   -------  --------   -------  --------  --------  --------  ---------
Cost of revenues

   License............................        --         6        14        39        59       122        89         62
   Services...........................       149       231       321       538       801     1,169     1,440      1,628
                                         -------   -------  --------   -------  --------  --------  --------  ---------
     Total cost of revenues...........       149       237       335       577       860     1,291     1,529      1,690
                                         -------   -------  --------   -------  --------  --------  --------  ---------
Gross profit..........................       662     1,378     2,596     3,555     5,158     6,743     7,741      5,363
                                         -------   -------  --------   -------  --------  --------  --------  ---------
Operating expenses:
   Sales and marketing................       818     1,198     3,440     6,276    10,388    11,116    13,641     14,130
   Research and development...........       389       801     1,054     1,405     2,320     3,856     6,128      5,081
   General and administrative.........       157       255       355       748       998     1,142     1,397      1,134
   Amortization of deferred
     stock-based compensation.........       107       211       451       902     1,624       856     1,003        (67)
   Amortization of goodwill and
     identifiable intangibles ........        --        --        --        --        --        --     5,107      5,918
   In-process research and
     development......................        --        --        --        --        --       360        69         --
   Impairment of goodwill and
     identifiable intangibles.........        --        --        --        --        --        --        --     96,980
                                         -------   -------  --------  --------  --------  --------  --------  ---------
Total operating expenses..............     1,471     2,465     5,300     9,331    15,330    17,330    27,345    123,176
                                         -------   -------  --------  --------  --------  --------  --------  ---------
Loss from operations..................      (809)   (1,087)   (2,704)   (5,776)  (10,172)  (10,587)  (19,604)  (117,813)


   Interest income, net...............        11       165       178       745     1,542     1,384       926        541
   Equity in loss of associated
      company ........................        --        --        --        --        --        --        --       (278)
   Asset impairment...................        --        --        --        --        --        --        --       (694)
   Restructuring charges..............        --        --        --        --        --        --        --     (6,263)
                                         -------   -------  --------  --------  --------  --------  --------  ---------
Loss before provision for
   income taxes.......................      (798)     (922)   (2,526)   (5,031)   (8,630)   (9,203)  (18,678)  (124,507)
Provision for income
   taxes..............................        --        --        --        --        --        --        --         --
                                         -------   -------  --------  --------  --------  --------  --------  ---------
Loss for the period...................   $  (798)  $  (922) $ (2,526) $ (5,031) $ (8,630) $ (9,203) $(18,678) $(124,507)
                                         =======   =======  ========  ========  ========  ========  ========  =========

      Our quarterly operating results have varied widely in the past, and we expect that they will continue to fluctuate in the future as a result of a number of factors, many of which are outside our control. Our limited operating history and the undeveloped nature of the market for interaction-based e-business communications products make predicting future revenues difficult. Our expense levels are based, in part, on expectations regarding future revenue increases, and to a large extent, such expenses are fixed, particularly in the short term. There can be no assurance that our expectations regarding future revenues are accurate. Moreover, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to our expectations would likely cause significant increases in our net losses for that period.

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

      Our operating activities used cash of $6.8 million for the year ended March 31, 2000 and cash of $45.7 million for the year ended March 31, 2001. Our negative operating cash flow resulted principally from the net losses that we incurred during these periods as we invested in the development of our products, expanded our sales force and expanded our infrastructure to support our growth.

      Our financing activities generated $118 million in the year ended March 31, 2000 and $254,000 in year ended March 31, 2001. In the year ended March 31, 2000 the issuance of special warrants generated net proceeds of $14.4 million and the issuance of common shares as part of our initial public offering generated net proceeds of $103.4 million.

      Our investing activities, consisting of the purchase of computer equipment, software, furniture and equipment to support our growing number of employees, as well as the purchase of short-term investments used cash of $31.0 million during the year ended March 31, 2000, and $2.9 million during the year ended March 31, 2001.

      In March 1999, we obtained a lease line of credit from a Canadian chartered bank to purchase equipment and furniture. Approximately $431,000 was outstanding as of March 31, 2001. The ceiling on the lease line of credit is Cdn$1,000,000 (approximately $634,000). The lease line of credit is not collateralized with cash for the amount of the line that is used for leasing equipment.

      Our capital requirements depend on a number of factors. We expect to devote substantial resources to continue our research and development efforts, expand our sales, support, marketing and product development organizations, establish additional facilities worldwide and build the infrastructure necessary to support our growth. Our expenditures have increased substantially since the date of incorporation, but we anticipate that capital expenditures will decrease in absolute dollars in the foreseeable future.

      At March 31, 2001, we had cash and cash equivalents aggregating $34.2 million. At March 31, 2001, we also had a short-term investment of $1.2 million. We believe that our current cash and cash equivalents are sufficient to fund our operations for at least the next 12 months. If cash generated from operations is insufficient to meet our long-term liquidity needs, we may need to raise additional funds or seek other financing arrangements. Additional funding may not be available on favorable terms or at all. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, products or technologies, we may, from time to time, evaluate potential acquisitions of other businesses, products and technologies. In order to consummate potential acquisitions, we may issue additional securities or need additional equity or debt financing and any such financing may be dilutive to existing investors.

RECENT ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" or SFAS No. 133. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Hedging Activities" (SFAS No. 138), which amended SFAS No. 133. SFAS 138 must be adopted concurrently with the adoption of SFAS No. 133. The Company will be required to adopt these statements for the year ending March 31, 2002. SFAS No. 133 and SFAS No. 138 establish methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and the Company does not currently engage in hedging activities, the adoption of SFAS No. 133 and SFAS No. 138 is not expected to have a material impact on the Company's financial condition or results of operations.

ITEM 7A: QUALITATIVE AND QUANTITATIVE MARKET RISK

      We develop products in Canada and sell these products in North America, Europe and Asia Pacific. Generally, our sales are made in local currency, which to date has been mostly United States dollars. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently use derivative instruments to hedge our foreign exchange risk. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure.

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

     -    any costs or expenses related to our move to new corporate offices;
          and,

     - our operating results may also be affected by the following factors over which we have little or no control:

          - the evolving and varying demand for interaction-based software products and services for e-businesses, particularly our products and services;

          - the discretionary nature of our client's purchasing and budgetary cycles;

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

WE HAVE A HISTORY OF LOSSES, WE MAY INCUR LOSSES IN THE FUTURE AND OUR LOSSES MAY INCREASE BECAUSE OF OUR PLAN TO INCREASE OPERATING EXPENSES.

      Since we began operations in May 1998, we have incurred substantial operating losses in every quarter. As a result of accumulated operating losses, as of March 31, 2001, we had an accumulated deficit of $172.4 million. For the year ended March 31, 2001, we had a net loss of $161.0 million, or 530.1% of total revenues for that period. Our growth in recent periods has been from a limited base of clients, and we may not be able to sustain our growth rate. We expect to continue to increase our operating expenses. As a result, we expect to continue to experience losses and negative cash flow, even if sale of our products and services continues to grow, and we may not generate sufficient revenues to achieve profitability in the future.

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

      To date, a significant portion of the total revenues has been derived from sales to a small number of clients. In the year ended March 31, 2001, no customer accounted for 10% of our total revenues. We expect that we will continue to be dependent upon a limited number of clients for a significant portion of our revenue in future periods. There can be no assurance that our existing clients or any future clients will continue to use our products. A reduction, delay or cancellation in orders from our clients, including reductions or delays due to market, economic or competitive conditions, could have a materially adverse effect on our business, operating results and financial condition.

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

OUR PRODUCTS AND SERVICES MAY NOT BE ACCEPTED BY THE MARKETPLACE.

      Of our total revenues of $30.4 million for the year ended March 31, 2001, $25.6 million were derived from licenses of our products and $4.7 million was from related services. We are not certain that our target clients will widely adopt and deploy our products and services. Our future financial performance will depend on the successful development, introduction and client acceptance of new and enhanced versions of our products. In the future, we may not be successful in marketing our products and services or any new or enhanced products.

WE EXPECT TO DEPEND ON SALES OF OUR DELANO INTERACTION SERVER, CRM AND ANALYTICS APPLICATIONS FOR A SUBSTANTIAL MAJORITY OF OUR REVENUES FOR THE FORESEEABLE FUTURE.

      In the year ended March 31, 2001, we derived most of our revenues from licenses of our Delano Interaction Server and Customer Velocity. Although we have added new product offerings and expect to add new product offerings, we expect to continue to derive a substantial majority of our revenues from sales of the Delano Interaction Server and Customer Velocity for the foreseeable future. Implementation of our strategy depends on our products being able to solve the communication needs of businesses engaging in commercial transactions over the internet or having an internet presence. If current or future clients are not satisfied with our products, our business and operating results could be seriously harmed.

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

      Our competitors include companies providing software that is focused on operational and analytical CRM, such as Kana/Broadbase, e.Piphany, and Xchange Applications. We believe competition will increase as our current competitors increase the sophistication of their offerings and as new participants enter the market.

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

THE DELANO INTERACTION SERVER ENABLES THIRD PARTIES TO DEVELOP APPLICATIONS THAT COMPETE WITH OUR APPLICATIONS.

      Third parties have the ability to develop their own applications on top of the Delano Interaction Server. The applications of these third parties could compete with products developed by us or services which we offer now or will offer in the future. If our target clients do not widely adopt and purchase our products, or if third parties compete with applications developed by us, our business would suffer.

FAILURE TO ATTRACT AND RETAIN ADDITIONAL QUALIFIED PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

      Competition for these individuals is intense in our industry, particularly in the Toronto area where we are headquartered, and there are a limited number of experienced people available with the necessary technical skills. Our ability to increase revenues in the future depends considerably upon our success in retaining and in some cases recruiting additional direct sales personnel and the success of the direct sales force. Our business will be harmed if we fail to hire or retain qualified sales personnel, or if newly hired salespeople fail to develop the necessary sales skills or develop these skills more slowly than we anticipate. We also are substantially dependent upon our ability to develop new products and enhance existing products, and we may not be able to retain highly qualified research and development personnel. Similarly, our failure to attract and retain the highly trained personnel that are integral to our professional services group, which is responsible for the implementation and customization of, and technical support for, our products and services, may limit the rate at which we can develop and install new products or product enhancements, which would harm our business.

THE LOSS OF ANY OF OUR EXECUTIVE OFFICERS COULD ADVERSELY AFFECT OUR BUSINESS.

      Our future success depends to a significant degree on the skills, experience and efforts of our executive officers. In particular, we depend upon the continued services of John Foresi, Chief Executive Officer, David Frankland, President and Bahman Koohestani, our Executive Vice-President, Products and Chief Technology Officer and a founder of Delano.

      We have not entered into employment agreements with our executive officers which would require them to work solely for us on a long-term basis. If any of our executive officers left or was seriously injured and unable to work and we were unable to find a qualified replacement, our business could be harmed.

FAILURE TO INTEGRATE OUR EXECUTIVE TEAM MAY INTERFERE WITH OPERATIONS.

      Our executive team has largely been hired in the past two years. To integrate into our company, these individuals must spend a significant amount of time developing interpersonal relationships and learning our business model and management system, in addition to performing their regular duties. Accordingly, the integration of new personnel has resulted, and may continue to result, in some disruption of our ongoing operations.

OUR FUTURE REVENUE GROWTH COULD BE IMPAIRED IF WE ARE UNABLE TO DEVELOP ADDITIONAL DISTRIBUTION CHANNELS FOR OUR PRODUCTS.

      We believe that our success in penetrating our target markets depends in part on our ability to enter into agreements with established third-party distribution companies, consulting organizations and software vendors relating to the distribution of our products. We have entered into non-exclusive distribution agreements with various parties, including Nortel Networks, Deloitte Consulting and PricewaterhouseCoopers. Since these agreements are non-exclusive and normally terminable without penalty on short notice, some third parties may choose to discontinue working with us or may decide to work with our competitors. We derive revenues from these agreements through the sale of licenses. We may not be able to derive significant revenues in the future from these agreements.

WE HAVE COMPLETED TWO ACQUISITIONS, AND THOSE ACQUISITIONS MAY RESULT IN DISRUPTIONS TO OUR BUSINESS AND MANAGEMENT DUE TO DIFFICULTIES IN ASSIMILATING PERSONNEL AND OPERATIONS.

       We may not realize the benefits from the acquisitions we have completed. In September 2000, we acquired Continuity, and in October 2000, we acquired Digital Archaeology. We may not be able to successfully assimilate the remaining personnel, operations, acquired technology and products into our business. In particular, we will need to assimilate and retain key professional services, engineering and marketing personnel. This is particularly difficult since Continuity's operations are located in San Francisco and Digital Archaeology is located in Kansas while we are headquartered in Markham, Canada. Key personnel from the acquired companies may in the future decide that they do not want to work for us. In addition, products of these companies will have to be integrated into our products, and it is uncertain whether we may accomplish this easily or at all. These difficulties could disrupt our ongoing business, distract management and employees or increase expenses. Acquisitions are inherently risky and we may also face unexpected costs, which may adversely affect operating results in any quarter.

THE ACQUISITIONS OF CONTINUITY AND DIGITAL ARCHAEOLOGY INTO OUR COMPANY COULD ADVERSELY AFFECT OUR COMBINED FINANCIAL RESULTS.

       If the benefits of the acquisitions of Continuity and DA into our company do not exceed the costs associated with these acquisitions, including any dilution to our stockholders resulting from the issuance of shares in connection with the acquisitions, our financial results, including earnings per share, could be adversely affected.

IF WE ACQUIRE ADDITIONAL COMPANIES, PRODUCTS OR TECHNOLOGIES, WE MAY FACE RISKS SIMILAR TO THOSE FACED IN OUR OTHER ACQUISITIONS.

      If we are presented with appropriate opportunities, we may make other investments in complementary companies, products or technologies. We may not realize the anticipated benefits of any other acquisition or investment. If we acquire another company, we will likely face the same risks, uncertainties and disruptions as discussed above with respect to our other acquisitions. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our company or our existing stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets.

WE MAY SEEK TO GROW BY MAKING ACQUISITIONS AND WE MAY NOT BE ABLE TO SUCCESSFULLY COMPLETE ANY ACQUISITIONS WE UNDERTAKE OR INTEGRATE ANY ACQUIRED BUSINESS WITH OUR OWN.

      We may consider other investments in complementary companies, products or technologies. If we undertake such an acquisition or investment, we may not realize the anticipated benefits. If we buy a company, we may not be able to successfully assimilate the acquired personnel, operations, technology and products into our business. In particular, we will need to assimilate and retain key technical, professional services, sales and marketing personnel. In addition, acquired products or technology will have to be integrated into our products and technology, and it is uncertain whether we may accomplish this. These difficulties could disrupt our ongoing business, distract our management and employees or increase our expenses. In connection with a merger, or acquisition for shares, the issuance of these securities may be dilutive to our existing shareholders or affect profitability. Furthermore, we may have to issue equity or incur debt to pay for future acquisitions or investments, the issuance of which could be dilutive to us or our existing shareholders or affect our profitability. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other acquired intangible assets.

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

      Substantial litigation over intellectual property rights exists in our industry. We expect that software in our industry may be increasingly subject to third-party infringement claims as the numbers of competitors grow and the functionality of products in different industry segments overlap. Third parties may currently have, or may eventually be issued patents that our products or technology infringe.

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

OUR INSURANCE MAY NOT BE SUFFICIENT TO COVER ALL POTENTIAL PRODUCT LIABILITY AND WARRANTY CLAIMS.

      Our products are integrated into our client's networks. The sale and support of our products results in the risk of product liability or warranty claims based on damage to these networks. In addition, the failure of our products to perform to client expectations could give rise to warranty claims. Although we carry general liability insurance, our insurance would likely not cover potential claims of this type or may not be adequate to protect us from all liability that may be imposed.

OUR PRODUCTS COULD CONTAIN UNDETECTED DEFECTS OR ERRORS.

      We face the possibility of higher costs as a result of the complexity of our products and the potential for undetected errors. Due to the mission-critical nature of our products and services, undetected errors are of particular concern. We have only a limited number of clients that test new features and the functionality of our software before we make these features and functionalities generally available. If our software contains undetected errors or we fail to meet our client's expectations in a timely manner, we could experience:

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

OUR INTERNATIONAL EXPANSION EFFORTS MAY NOT BE SUCCESSFUL.

      Our operations outside the United States and Canada are located in the United Kingdom and Asia and, to date, have been limited. We may expand our existing international operations and establish additional facilities in other parts of Asia via our joint venture, specifically Australia, Singapore, Hong Kong, Taiwan, Malaysia, Korea, Indonesia, China, New Zealand and Thailand. We intend to increase our penetration of these markets by intensifying global activities, and allying ourselves with selected international third-party distribution companies, consulting organizations and software vendors.

      The expansion of our existing international operations and entry into additional international markets are key parts of our growth strategy and may require significant management attention and financial resources. In addition, to expand our international sales operations, we will need to, among other things:

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

ITEM 8: DELANO TECHNOLOGY CORPORATION INDEX TO CONSOLIDATED
        FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                           PAGE

Independent Auditors Report..............................................    34

Consolidated Balance Sheets..............................................    35

Consolidated Statements of Operations....................................    36

Consolidated Statements of Shareholders' Equity (Deficiency).............    37

Consolidated Statements of Cash Flows....................................    38

Notes to Consolidated Financial Statements...............................    39

Schedule II - Valuation and Qualifying Accounts..........................    52

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Delano Technology Corporation.

      We have audited the consolidated financial statements of Delano Technology Corporation as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delano Technology Corporation as of March 31, 2000 and March 31, 2001, and the results of its operations and its cash flows for the period from May 7, 1998 (date of inception) to March 31, 1999 and the years ended March 31, 2000 and March 31, 2001, in conformity with generally accepted accounting principles in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

      On April 30, 2001, we reported separately to the shareholders of Delano Technology Corporation on the consolidated financial statements for the same period, prepared in accordance with Canadian generally accepted accounting principles.

Chartered Accountants

/s/ KPMG LLP
Toronto, Canada
April 30, 2001

                          DELANO TECHNOLOGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                  (DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS)


                                                                                           MARCH 31,        MARCH 31,
                                                                                             2000             2001
                                                                                         -------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents.......................................................      $      82,370    $      34,209
   Short-term investments..........................................................             29,154            1,155
   Accounts receivable trade, net of allowance for doubtful accounts of $200
     at March 31, 2000, and $1,859 at March 31, 2001...............................              3,910            8,099
   Prepaid expenses and other......................................................              2,100            3,674
                                                                                         -------------    -------------
     Total current assets..........................................................            117,534           47,137
Property and equipment.............................................................              2,373           11,300
Investments, at cost ..............................................................                 --              120
Goodwill and identifiable intangibles, net ........................................                 --            5,217
Other assets ......................................................................                 --              865
                                                                                         -------------    -------------
Total assets.......................................................................      $     119,907    $      64,639
                                                                                         =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities........................................      $       5,954    $      12,492
   Deferred revenue................................................................                961            1,975
   Current portion of obligations under capital leases.............................                209              182
                                                                                         -------------    -------------
     Total current liabilities.....................................................              7,124           14,649
Long-term liabilities:
   Obligations under capital leases................................................                222               49
                                                                                         -------------    -------------
Total liabilities..................................................................              7,346           14,698
Shareholders' equity:
   Capital stock:
     Preference shares:
       Authorized: Unlimited
       Issued and outstanding: Nil at March 31, 2000 and 2001
   Common shares:
       Authorized: Unlimited
       Issued and outstanding: 29,929,833 shares at March 31, 2000 and 37,240,858
         shares at March 31, 2001..................................................            133,006          230,647
   Warrant.........................................................................                126              496
   Deferred stock-based compensation...............................................             (8,851)          (8,464)
   Accumulated other comprehensive losses..........................................               (340)            (340)
   Deficit.........................................................................            (11,380)        (172,398)
                                                                                         -------------    -------------
     Total shareholders' equity....................................................            112,561           49,941
                                                                                         -------------    -------------
Total liabilities and shareholders' equity.........................................      $     119,907    $      64,639
                                                                                         =============    =============

          See accompanying notes to consolidated financial statements.

                          DELANO TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
     (DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)



                                                                                 PERIOD FROM
                                                                                 MAY 7, 1998
                                                                                 (INCEPTION)   YEAR ENDED   YEAR ENDED
                                                                                  TO MARCH      MARCH 31,    MARCH 31,
                                                                                  31, 1999        2000         2001
                                                                                 -----------   ----------   ----------
Revenues:
   Licenses....................................................................           --   $    8,799   $   25,636
   Services....................................................................           --          690        4,739
                                                                                 -----------   ----------   ----------
     Total revenues............................................................           --        9,489       30,375
                                                                                 -----------   ----------   ----------
Cost of revenues:
   Licenses....................................................................           --           59          332
   Services (excluding stock-based compensation of $0, $206 and $73
     respectively).............................................................           --        1,239        5,038
                                                                                 -----------   ----------   ----------
     Total cost of revenues....................................................           --        1,298        5,370
                                                                                 -----------   ----------   ----------
Gross profit...................................................................           --        8,191       25,005
                                                                                 -----------   ----------   ----------
Operating expenses:
   Sales and marketing (excluding stock-based compensation of $29, $1,186
     and $2,645 respectively)..................................................  $       554       11,732       49,275
   Research and development (excluding stock-based compensation of $1, $118
     and $373 respectively)....................................................          797        3,649       17,385
   General and administrative (excluding stock-based compensation of $141,
     $161 and $325 respectively)...............................................          180        1,515        4,671
   Amortization of deferred stock-based compensation...........................          171        1,671        3,416
   Amortization of goodwill and identifiable intangibles ......................           --           --       11,025
   In-process research and development ........................................           --           --          429
   Impairment of goodwill and identifiable intangibles.........................           --           --       96,980
                                                                                 -----------   ----------   ----------
     Total operating expenses..................................................        1,702       18,567      183,181
                                                                                 -----------   ----------   ----------
Loss from operations...........................................................       (1,702)     (10,376)    (158,176)
   Interest income, net........................................................           13        1,099        4,393
   Equity in loss of associated company........................................           --           --         (278)
   Asset impairment ...........................................................           --           --         (694)
   Restructuring charges.......................................................           --           --       (6,263)
                                                                                 -----------   ----------   ----------
Loss before provision for income taxes.........................................       (1,689)      (9,277)    (161,018)
Provision for income taxes.....................................................           --           --           --
                                                                                 -----------   ----------   ----------
Loss for the period............................................................       (1,689)      (9,277)    (161,018)
   Less: accretion of dividends on redeemable convertible
   special shares..............................................................         (101)        (313)          --
                                                                                 -----------   ----------   ----------
   Loss applicable to common shares............................................  $    (1,790)  $   (9,590)   $(161,018)
                                                                                 ===========   ==========   ==========
Basic and diluted loss per common share........................................  $     (2.40)  $    (1.50)   $   (4.84)
                                                                                 ===========   ==========   ==========
Shares used in computing basic and diluted loss per
common share (in thousands)....................................................          746        6,381       33,283
                                                                                 ===========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                          DELANO TECHNOLOGY CORPORATION

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                  (DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS)



                                                                                ACCUMULATED                  TOTAL
                                     COMMON SHARES                 DEFERRED        OTHER                 SHAREHOLDERS'
                                  --------------------            STOCK-BASED  COMPREHENSIVE                 EQUITY
                                     NUMBER    AMOUNT   WARRANT  COMPENSATION     LOSSES       DEFICIT    (DEFICIENCY)
                                  ----------  --------  -------  ------------  -------------  ----------  ------------
Balances, May 7, 1998.........            --        --       --            --             --          --            --
Issuance of common shares.....     6,000,000  $      2       --            --             --          --  $          2
Deferred stock-based
  compensation................            --       431  $   126  $       (557)            --          --            --
Amortization of deferred
  stock-based compensation....            --        --       --           171             --          --           171
Accretion of dividends on
  redeemable convertible
  special shares..............            --        --       --            --             --   $    (101)         (101)
Other comprehensive losses....            --        --       --            --  $          (5)         --            (5)
Loss for the period...........            --        --       --            --             --      (1,689)       (1,689)
                                  ----------  --------  -------  ------------  -------------  ----------  ------------
Balances, March 31, 1999......     6,000,000       433      126          (386)            (5)     (1,790)       (1,622)
Issuance of common shares.....     6,250,000   103,855       --            --             --          --       103,855
Issuance of common shares on
  conversion of Class A special
  shares......................     6,000,000     1,158       --            --             --          --         1,158
Issuance of common shares on
  conversion of Class B special
  shares......................     5,684,198     2,693       --            --             --          --         2,693
Issuance of common shares on
  conversion of special
  warrants ...................     6,490,385    14,703       --            --             --          --        14,703
Deferred stock-based
  compensation................            --    10,136       --       (10,136)            --          --            --
Repurchase of common shares...      (750,000)       --       --            --             --          --            --
Amortization of deferred
  stock-based compensation....            --        --       --         1,671             --          --         1,671
Accretion of dividends on
  redeemable convertible
  special shares..............            --        --       --            --             --        (313)         (313)
Exercise of stock options.....       255,250        28       --            --             --          --            28
Other comprehensive losses....            --        --       --            --           (335)         --          (335)
Loss for the period...........            --        --       --            --             --      (9,277)       (9,277)
                                  ----------  --------  -------  ------------  -------------  ----------  ------------
Balances, March 31, 2000......    29,929,833   133,006      126        (8,851)          (340)    (11,380)      112,561

Issuance of common shares.....       110,189       261       --          (261)            --          --            --
Issuance of common shares on
  Employee Share Purchase
  Program.....................       461,823     2,128       --            --             --          --         2,128
Issuance of common shares and
  warrants on Continuity
  Solutions Inc. acquisition..     1,412,959    16,439      380            --             --          --        16,819
Issuance of common shares on
  Digital Archaeology
  Corporation acquisition.....     4,630,462    75,616       --            --             --          --        75,616
Deferred stock-based
  compensation................            --     2,768       --        (2,768)            --          --            --
Amortization of deferred
  stock-based compensation....            --        --       --         3,416             --          --         3,416
Exercise of stock options.....       694,592       412       --            --             --          --           412
Exercise of warrants..........         1,000        17      (10)           --             --          --             7
Loss for the period...........            --        --       --            --             --    (161,018)     (161,018)
                                  ----------  --------  -------  ------------  -------------  ----------  ------------
Balances, March 31, 2001......    37,240,858  $230,647  $   496  $     (8,464) $        (340) $ (172,398) $     49,941
                                  ==========  ========  =======  ============  =============  ==========  ============


          See accompanying notes to consolidated financial statements.

                          DELANO TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS)

                                                                                 PERIOD FROM
                                                                                 MAY 7, 1998
                                                                                 (INCEPTION)   YEAR ENDED   YEAR ENDED
                                                                                  TO MARCH      MARCH 31,    MARCH 31,
                                                                                  31, 1999        2000         2001
                                                                                 -----------   ----------   ----------
Cash provided by (used in):
Operating activities:
   Net loss....................................................................  $    (1,689)  $   (9,277)  $ (161,018)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ............................................           33          299       13,990
     Equity in loss of associated company......................................           --           --          278
     Amortization of deferred stock-based compensation.........................          171        1,671        3,416
     In-process research and development.......................................           --           --          429
     Impairment of goodwill and identifiable intangibles ......................           --           --       96,980
     Restructuring charges and asset impairment................................           --           --        3,602
   Changes in non-cash operating working capital, net of effects from purchase of Continuity and Digital Archaeology:
     Accounts receivable trade.................................................         (200)      (3,852)      (4,042)
     Prepaid expenses and other................................................          (65)      (1,797)      (1,944)
     Accounts payable and accrued liabilities..................................          516        5,335        1,717
     Deferred revenue..........................................................           99          844          874
                                                                                 -----------   ----------   ----------
   Net cash used in operating activities.......................................       (1,135)      (6,777)     (45,718)
Financing activities:
   Issuance of redeemable convertible special shares...........................        3,375           --           --
   Issuance of common shares and warrants......................................            2      103,398        2,547
   Issuance of special warrants................................................           --       14,436           --
   Payments on notes payable...................................................           --           --       (1,995)
   Proceeds from bank loan.....................................................           --          156           --
   Repayment of bank loan......................................................           --         (156)          --
   Repayment of obligations under capital leases...............................           (2)        (126)        (298)
                                                                                 -----------   ----------   ----------
   Net cash provided by financing activities...................................        3,375      117,708          254
Investing activities:
   Sale (purchase) of short-term investments ..................................           --      (29,154)      27,999
   Additions to property and equipment.........................................         (251)      (1,859)     (12,247)
   Purchase of long-term investments...........................................           --           --         (398)
   Cash used in acquisition, net of cash acquired of $2,295 ...................           --           --      (18,233)
                                                                                 -----------   ----------   ----------
   Net cash used in investing activities.......................................         (251)     (31,013)      (2,879)
Effect of currency translation of cash balances................................           --          463          182
                                                                                 -----------   ----------   ----------
Increase (decrease) in cash and cash equivalents...............................        1,989       80,381      (48,161)
Cash and cash equivalents, beginning of period.................................           --        1,989       82,370
                                                                                 -----------   ----------   ----------
Cash and cash equivalents, end of period.......................................  $     1,989   $   82,370   $   34,209
                                                                                 ===========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                          DELANO TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION OF THE COMPANY

     Delano Technology Corporation (the "Company") was incorporated on May 7, 1998 and commenced commercial operations during the quarter ended June 30, 1999. The Company develops and markets Customer Relationship Management ("CRM") software that incorporates advanced analytics with interactive capabilities on a flexible and scalable technology platform.

2.   SIGNIFICANT ACCOUNTING POLICIES

     These financial statements are stated in U.S. dollars, except where otherwise noted. They have been prepared in accordance with accounting principles generally accepted in the United States.

     These consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and a 50% joint venture. An investment in a 19.9% owned affiliate is accounted for by the equity method of accounting, whereby the investment is carried at cost of acquisition, plus the Company's equity in undistributed earnings or losses since acquisition.

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

d.   Property and Equipment

     Property and equipment are stated at cost, net of accumulated depreciation and amortization, and are amortized over their estimated useful lives. Expenditures for maintenance and repairs have been charged to the statement of operations as incurred. Depreciation and amortization are computed using the straight-line method as follows:

             Furniture and office equipment.................  33%
             Computer hardware..............................  33%
             Computer software..............................  50%

     The Company regularly reviews the carrying values of its property and equipment by comparing the carrying amount of the asset to the expected future cash flows to be generated by the asset. If the carrying value exceeds the amount recoverable a write down is charged to the statement of operations.

e.   Revenue Recognition

     The Company recognizes revenue in accordance with the provisions of the American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" ("SOP No. 97-2") and related provisions as amended by SOP 98-9. The Company's revenues are derived from product elements, comprised primarily of license fees and service elements, which include post-contract customer support ("PCS"), installation, training, consulting and other services. Fees for services are generally billed separately from licenses of the Company's products. In cases where the Company sells a multi-element arrangement, the fees are allocated to the elements based on Company-specific objective evidence of each element's fair value.

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

f.   Currency Translation

     Effective April 1, 2000, the U.S. dollar became the functional currency of the Company and of its subsidiaries as all of their revenues and a portion of their expenditures are denominated in U.S. dollars. This change resulted from the increased significance of U.S. dollar denominated revenue and expenditures in relation to Canadian dollar denominated transactions. In addition, the Company's financing is entirely denominated in U.S. dollars. Exchange gains and losses resulting from transactions denominated in currencies other than U.S. dollars are included in the results of operations for the period.

     Prior to April 1, 2000, the functional currency of the Company and of its subsidiaries was the Canadian dollar. Accordingly, monetary assets and liabilities of the Company and of its subsidiaries that were denominated in foreign currencies were translated into Canadian dollars at the exchange rate prevailing at the balance sheet date. Transactions included in operations were translated at the average rate for the period. Exchange gains and losses resulting from the translation of these amounts were reflected in the consolidated statement of operations in the period in which they occurred. As the Company's reporting currency was the U.S. dollar, the Company translated consolidated assets and liabilities denominated in Canadian dollars into U.S. dollars at the exchange rate prevailing at the balance sheet date, and the consolidated results of operations at the average rate for the period. Cumulative net translation adjustments were included as a separate component of shareholders' equity.

g.   Research and Development Expenses

     Costs related to research, design and development of products are charged to research and development expense as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. To date, completing a working model of the Company's products and general release has substantially coincided. As a result, the Company has not capitalized any software development costs since such costs have not been significant.

h.   Investment Tax Credits

     The Company is entitled to Canadian federal and provincial investment tax credits that are earned as a percentage of eligible current and capital research and development expenditures incurred in each taxation year. Certain investment tax credits are fully refundable to the Company prior to going public in February 2000. All other investment tax credits are available to be applied against future income tax liabilities, subject to a 10-year carry forward period. Investment tax credits are accounted for as a reduction of the related expenditure for items of a current nature and a reduction of the related asset cost for items of a long-term nature, provided that the Company has reasonable assurance that the tax credits will be realized.

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

j.   Stock-based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations, in accounting for its employee stock options because the alternative fair value accounting provided for under Financial Accounting Standards Board, Statement No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, deferred stock-based compensation is recorded at the option grant date in an amount equal to the difference between the fair market value of a common share and the exercise price of the option. Deferred stock-based compensation for options which are contingently issuable based upon the achievement of performance criteria is recorded based upon the current fair market value of the shares at the end of each period. Deferred stock-based compensation resulting from employee option grants is amortized over the vesting period of the individual options, generally three or four years, in accordance with Financial Accounting Standards Board Interpretation No. 28.

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

m.   Fair Values of Financial Assets and Financial Liabilities

     The carrying values of cash and cash equivalents, short-term investments, accounts receivable trade, accounts payable and accrued liabilities approximate their fair values due to the relatively short periods to maturity of the instruments. In addition, the carrying values of obligations under capital leases and loans receivable approximate their fair values. The following methods and assumptions were used to estimate the fair value of the following financial instruments:

     (i) Obligations under capital leases -- at the present value of the contractual future payments of principal and interest, discounted at the current market rates of interest available to the Company for the same or similar debt instrument.

     (ii) Loans receivable -- discounted cash flows at the current market rates of interest available to the Company for the same or similar asset.

n.   Comprehensive Income

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from shareholder transactions.

Comprehensive loss for the year ended March 31, 2000 and March 31, 2001, was not materially different from net loss for the periods.

o.   Goodwill and identifiable intangibles

     Goodwill arising from acquisitions (Note 3) is recorded as the excess of the purchase price over the fair value of assets acquired and amortized over its estimated useful life of five years. Purchased identifiable intangible assets are recorded at the appraised value of technology, workforce and customer lists acquired and amortized using a straight-line method over estimated useful lives of three years. Accumulated amortization of goodwill and identifiable intangibles was $11.0 million at March 31, 2001. If events or changes in circumstances indicate that these long-lived assets will not be recoverable, as determined based on the undiscounted cash flows of the acquired businesses over the remaining amortization period, the carrying value is reduced to net realizable value. For the year ended March 31, 2001, goodwill and identifiable intangibles was reduced by approximately $97.0 million. See also Note 12, Special Charges.

p.   Other assets

     Other assets include patent & trademark costs, shareholder loans and other long-term loans receivable.

q.   Recent Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" or SFAS No. 133. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Hedging Activities" (SFAS No. 138), which amended SFAS No. 133. SFAS 138 must be adopted concurrently with the adoption of SFAS No. 133. The Company will be required to adopt these statements for the year ending March 31, 2002. SFAS No. 133 and SFAS No. 138 establish methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and the Company does not currently engage in hedging activities, the adoption of SFAS No. 133 and SFAS No. 138 is not expected to have a material impact on the Company's financial condition or results of operations.

3.   ACQUISITIONS

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

     In connection with the acquisition, 694,569 of the Company's common shares issued to the former DA shareholders are being held in escrow until October 2001 to cover any reimbursable claims under the Merger Agreement and related agreements.

     The Company has accounted for the acquisition using the purchase method of accounting. As a result, Delano recorded on its balance sheet the fair market value of DA's assets and liabilities, acquisition-related costs of $1.6 million and goodwill and identifiable intangibles of approximately $94.2 million. Goodwill and intangible assets acquired in connection with the acquisition will be amortized over three years for identifiable intangibles and five years for goodwill, resulting in an approximate $19.5 million charge per year. The allocation of the purchase price to assets acquired and liabilities assumed is presented in the table that follows (in thousands).

     On September 26, 2000, the Company finalized the acquisition of Continuity Solutions, Inc. ("Continuity"). In connection with the acquisition, each share of Continuity common stock outstanding immediately prior to the consummation of the acquisition was converted into 0.10 shares of Delano common stock (the "Exchange Ratio") and Delano assumed Continuity's outstanding stock options and warrants based on the Exchange Ratio, issuing approximately 1.4 million shares of Delano common stock and assuming options and warrants to acquire approximately 150,000 of Delano common stock.

     In connection with the acquisition, 282,592 of the Company's common shares issued to the former Continuity shareholders are being held in escrow to cover any reimbursable claims under the Merger Agreement and related agreements.

     The Company has accounted for the acquisition using the purchase method of accounting. As a result, Delano recorded on its balance sheet the fair market value of Continuity's assets and liabilities, acquisition-related costs of $1.5 million and goodwill and identifiable intangibles of approximately $19.4 million. Goodwill and intangible assets acquired in connection with the acquisition will be amortized over a three-year period, resulting in an approximate $6.3 million charge per year. The allocation of the purchase price to assets acquired and liabilities assumed is presented in the table that follows (in thousands).

                                                   DIGITAL
                                                 ARCHAEOLOGY         CONTINUITY
                                                 -----------         ----------
     Net tangible assets acquired ..............  $     349          $      135
     Identifiable intangibles acquired:
     In-process research and development .......         69                 360
     Existing technology .......................      2,920               2,580
     In-place workforce ........................      1,933                 280
     Goodwill ..................................     89,302              16,207
     Liabilities assumed........................         --                (450)
     Notes payable paid ........................         --                (745)
                                                  ---------          ----------
        Net assets acquired ....................  $  94,573          $   18,367
                                                  =========          ==========

     The purchase price for the DA acquisition was approximately $94.6 million, measured as the average fair market value of Delano's outstanding common stock from October 9 to 23, 2000, five trading days before and after the Merger Agreement was announced plus the Black-Scholes calculated value of the vested options of DA assumed by Delano in the acquisition, and other costs directly related to the acquisition presented in the table that follows (in thousands). The purchase price for the Continuity acquisition was approximately $18.4 million, measured as the average fair market value of Delano's outstanding common stock from August 30 to September 14, 2000, five trading days before and after the Merger Agreement was announced plus the Black-Scholes calculated value of the vested options and warrants of Continuity assumed by Delano in the acquisition, and other costs directly related to the acquisition presented in the table that follows (in thousands):


                                                    DIGITAL
                                                  ARCHAEOLOGY        CONTINUITY
                                                  -----------        ----------
     Fair market value of Delano's common stock.. $   62,276         $   15,395
     Fair market value of options assumed .......     13,340                679
     Cash paid...................................     17,364                 --
     Debt assumed................................         --                745
     Acquisition-related costs ..................      1,593              1,548
                                                  ----------         ----------
     Total ...................................... $   94,573         $   18,367
                                                  ==========         ==========

     The following unaudited pro forma net revenues, net loss and loss per share data for the year ended March 31, 2001 and 2000 (year ended December 31, 2000 and 1999 for DA and Continuity) are based on the respective historical financial statements of the Company, DA and Continuity. The pro forma data reflects the consolidated results of operations as if the acquisition with DA and Continuity occurred at the beginning of the period indicated and includes the amortization of the resulting goodwill and other intangible assets. The pro forma financial data presented are not necessarily indicative of the Company's results of operations that might have occurred had the transaction been completed at the beginning of the period specified, and do not purport to represent what the Company's consolidated results of operations might be for any future period.

Unaudited Pro Forma Financial Information (in thousands)


                                                                                       YEAR ENDED           YEAR ENDED
                                                                                     MARCH 31, 2000       MARCH 31, 2001
                                                                                     --------------       --------------
Net revenue ..................................................................       $       10,346       $       31,168
Net loss .....................................................................       $      (39,047)      $     (180,881)
Basic and diluted loss per share .............................................       $        (3.55)      $        (4.96)
Shares used in computing basic and diluted loss per share ....................               11,011               36,464


4.   JOINT VENTURES AND INVESTMENT IN AFFILIATE

     In June 2000, the Company formed Delano Minerva Holdings Inc. ("Minerva"), and has a controlling position with a 50% ownership and a majority of the seats of the Board of Directors. During fiscal 2001, the Company's proportionate share of Minerva's losses exceeded its investment and therefore the Company consolidated Minerva's results of operations, which were included within the Company's fiscal 2001 revenue, cost and expense categories.

     In December 2000, the Company invested in eGlobal joint venture as a minority interest party by acquiring 19.9% of the common shares. The investment in this joint venture has been made in the form of a $398,000 capital contribution, as well as a long-term non-interest bearing loan receivable of $602,000. This investment is accounted for using the equity method of accounting and during fiscal 2001, the Company recognized $278,000 of losses, which represent the Company's proportionate share of eGlobal's losses, net of the intercompany elimination.

5.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):


                                                                                   MARCH 31,      MARCH 31,
                                                                                     2000           2001
                                                                                   ---------      ---------
Furniture and office equipment................................................     $     407      $   4,201
Computer hardware.............................................................         1,426          5,369
Computer software.............................................................           321          3,050
Leasehold improvements........................................................            --          1,839
Assets under capital leases...................................................           557            439
                                                                                   ---------      ---------
                                                                                       2,711         14,898
Less accumulated depreciation and amortization................................           338          3,598
                                                                                   ---------      ---------
                                                                                   $   2,373      $  11,300
                                                                                   =========      =========

6.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities are as follows (in thousands):


                                                                                   MARCH 31,      MARCH 31,
                                                                                     2000           2001
                                                                                   ---------      ---------
Accounts payable.............................................................      $   2,408      $   4,164
Accrued compensation.........................................................          1,474          3,080
Accrued financing............................................................            466             --
Accrued restructuring........................................................             --          3,532
Other accrued liabilities....................................................          1,606          1,716
                                                                                   ---------      ---------
                                                                                   $   5,954      $  12,492
                                                                                   =========      =========

7.   BANK LOAN

     The Company has a lease line of credit available to a maximum of $679,000 (Cdn$1,000,000). Refer to note 8 for details as to the amounts utilized under this line of credit as at March 31, 2001. The Company has three Letters of Guarantee outstanding at March 31, 2001 for approximately $1.2 million on various facilities with maturity dates ranging between February 2002 and June 2005.

8.   OBLIGATIONS UNDER CAPITAL LEASES

     The following is an analysis by year of the future minimum lease payments for capital leases (in thousands):


                                                                                   MARCH 31,      MARCH 31,
                                                                                     2000           2001
                                                                                   ---------      ---------
March 31, 2002................................................................     $     209      $      --
March 31, 2002................................................................           205            205
March 31, 2003................................................................            59             59
                                                                                   ---------      ---------
                                                                                         473            264
Less amount representing interest (at rates ranging from
7.7% to 8.5%).................................................................            42             33
                                                                                   ---------      ---------
Balance of obligation.........................................................           431            231
Less current portion..........................................................           209            182
                                                                                   ---------      ---------
                                                                                   $     222      $      49
                                                                                   =========      =========

9.   REDEEMABLE CONVERTIBLE SPECIAL SHARES AND SPECIAL WARRANTS

Redeemable Convertible Special Shares

     The Company is authorized to issue an unlimited number of Class A, Class B and Class C special shares. In July 1998, the Company issued 4,000,000 Class A special shares for proceeds of $992,129. During January 1999, the Company issued 3,789,476 Class B special shares for proceeds of $2,382,528. To date, no Class C special shares have been issued.

     The Class A and Class B special shares automatically converted to common shares on a 3 for 2 basis when the Company completed its initial public offering ("IPO").

Special Warrants

     On June 24, 1999, the Company closed a private placement of 4,326,924 special warrants at a price of $3.55 per special warrant for proceeds of $14,486,978, net of issue costs of $873,602.

     The special warrants were converted into common shares at a ratio of 3 common shares for each 2 special warrants.

10.  SHAREHOLDERS' EQUITY

Stock Option Plan

     The Company's stock option plan (the "Plan") was established for the benefit of the employees, officers, directors and certain consultants of the Company. The maximum number of common shares which may be set aside for issuance under the Plan is 9,335,382 shares, provided that the Board of Directors of the Company has the right, from time to time, to increase such number subject to the approval of the shareholders of the Company when required by law or regulatory authority. Generally, options issued subsequent to March 4, 1999 under the Plan vest over a four-year period. Options issued prior to March 5, 1999 vest annually over a three-year period.

     Details of stock option transactions are as follows:


                                                                                                              WEIGHTED
                                                                    OPTIONS AVAILABLE                          AVERAGE
                                                                           FOR              NUMBER         EXERCISE PRICE
                                                                          GRANT           OF OPTIONS          PER SHARE
                                                                    ------------------    ----------       ---------------
Balances, March 31, 1999.......................................         1,221,000          1,779,000          $     0.13
      Additional options authorized............................         2,500,000
      Options granted..........................................        (2,692,725)         2,692,725          $     3.85
      Options exercised........................................                             (255,250)         $     0.11
      Options cancelled........................................           202,875           (202,875)         $     1.08
                                                                        ---------          ---------
Balances, March 31, 2000.......................................         1,231,150          4,013,600          $     2.51
      Additional options authorized............................         3,835,382
      Options granted..........................................        (6,466,956)         6,466,956          $     7.24
      Options exercised........................................                             (694,592)         $     0.59
      Options cancelled........................................         1,677,928         (1,677,928)         $     7.28
                                                                        ---------          ---------
Balances, March 31, 2001.......................................           277,504          8,108,036          $     4.90
                                                                        =========          =========
Options exercisable at March 31, 2001..........................                            2,123,690          $     1.86
                                                                                           =========

         The stock options expire at various dates between May 2003 and September 2010.

                                                                     PERIOD FROM
                                                                     MAY 7, 1998        YEAR ENDED       YEAR ENDED
                                                                   (INCEPTION) TO         MARCH 31,        MARCH 31,
                                                                   MARCH 31, 1999           2000             2001
                                                                   --------------        ----------       ----------
    Weighted average fair value of options granted during
      the period with exercise prices equal to fair value at
      date of grant ..........................................     $       0.02                  --       $     11.96
    Weighted average fair value of options granted during
      the period with exercise prices less than fair value at
      date of grant ..........................................     $       0.29         $      5.83       $      6.54
    Weighted average fair value of options granted during
      the period with exercise prices greater than fair value
      at date of grant .......................................               --                  --                --


      As of March 31, 2001, the range of exercise prices and weighted average remaining contractual life of outstanding options were as follows:



                                                    OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                       -------------------------------------------------    ----------------------------
                                                     WEIGHTED AVERAGE
                                                         REMAINING      WEIGHTED AVERAGE                 WEIGHTED AVERAGE
                                         NUMBER      CONTRACTUAL LIFE    EXERCISE PRICE       NUMBER      EXERCISE PRICE
RANGE OF EXERCISE PRICES               OUTSTANDING        (YEARS)           PER SHARE       EXERCISABLE      PER SHARE
------------------------               -----------   ----------------   ----------------    -----------  ----------------
$ 0.11.........................        1,246,850           2.56            $    0.11         660,100           $ 0.11
  0.44-1.38....................          534,013           3.82                 0.47         185,562           $ 0.48
  1.45-2.19....................        1,165,874           7.57                 1.50         889,016           $ 1.45
  2.38.........................        1,653,400           4.77                 2.38              --              n/a
  2.39-9.50....................        1,255,874           3.93                 5.77         286,021           $ 4.99
  9.56-10.94...................          863,525           4.13                10.36         102,991           $10.40
  11.00-12.25..................          958,950           4.48                12.09              --              n/a
  12.38-17.00..................          429,550           4.34                13.65              --              n/a

         The Company recorded deferred stock-based compensation amounting to $10.1 million for the year ended March 31, 2000 and $3.0 million for the year ended March 31, 2001. Amortization of deferred stock-based compensation amounted to $171,000 for the period from May 7, 1998 (inception) to March 31, 1999, $1.7 million for the year ended March 31, 2000 and $3.4 million for the year ended March 31, 2001.

         For the year ended March 31, 2000, compensation amounting to $39,660 arising on the issuance of 32,000 stock options to consultants was recorded. The compensation was determined based on the fair value at the grant date of the stock options consistent with the method under SFAS 123 "Accounting for Stock-based Compensation". To determine the fair value of each option, the following assumptions were used: dividend yield of 0.0%, 100% volatility, a weighted average risk free interest rate of 5.5% and a weighted average expected life of options of 3.5 years.

         The amortization of deferred stock-based compensation relates to the following cost of service revenues and operating expense categories (in thousands):

                                                                      PERIOD FROM
                                                                      MAY 7, 1998        YEAR ENDED         YEAR ENDED
                                                                     (INCEPTION) TO       MARCH 31,          MARCH 31,
                                                                     MARCH 31, 1999          2000               2001
                                                                     --------------      ----------         ----------
Cost of service revenues......................................         $       --         $     206          $      73
Sales and marketing...........................................                 29             1,186              2,645
Research and development .....................................                  1               118                373
General and administrative....................................                141               161                325
                                                                       ----------         ---------          ---------
                                                                       $      171         $   1,671          $   3,416
                                                                       ==========         =========          =========

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

                                                                      PRE-IPO TO         POST-IPO TO        YEAR ENDED
                                                                  FEBRUARY 8, 2000      MARCH 31, 2000    MARCH 31, 2001
                                                                  ----------------      --------------    --------------
Dividend Yield ................................................            0.0%               0.0%               0.0%
Volatility ....................................................            0.0%             180.0%             146.0%
Weighted average risk free interest rate ......................            5.5%               5.5%               4.6%
Weighted average expected life of options .....................       3.5 years          3.5 years          3.5 years

         Pro forma information for the period indicated is as follows (in thousands, except per share amounts):

                                                                      PERIOD FROM
                                                                      MAY 7, 1998         YEAR ENDED       YEAR ENDED
                                                                    (INCEPTION) TO         MARCH 31,        MARCH 31,
                                                                     MARCH 31, 1999          2000              2001
                                                                     --------------       ----------       ----------
  Loss-- as reported.........................................         $   (1,689)         $  (9,277)       $ (161,018)
  Loss-- pro forma...........................................             (1,678)            (9,807)         (166,928)
  Loss per common share-- as reported........................              (2.40)            (1.50)             (4.84)
  Loss per common share-- pro forma..........................              (2.25)            (1.54)             (5.01)
  Weighted average grant date fair value of options granted
     during the period.......................................               0.24              5.39               5.41

Warrant

         During January 1999, the Company issued a warrant for no consideration to an executive of the Company to purchase 394,737 common shares at a price of $0.44 per share. The warrant expires when the executive ceases to be employed by the Company or January 5, 2002 whichever is earlier.

Escrow Shares

         At March 31, 2001, 140,625 common shares of the Company are held in escrow pursuant to escrow arrangements entered into with certain employee/shareholders. Under the terms of the arrangements the remaining number of common shares will be released from escrow on June 30, 2001.

Employee Stock Purchase Plan

         The Company has established an employee stock purchase plan under which employees may authorize payroll deductions of up to 15% of their compensation (as defined in the plan) to purchase common shares at a price equal to 85% of the lower of the fair market values as of the beginning or the end of the offering period. As at March 31, 2001, 1.0 million shares of common stock were reserved for issuance. In July 2000, 123,334 shares of common stock were purchased under the plan at $8.50 per share, and 338,489 shares of common stock were purchased under the plan in January 2001 at $3.19 per share.

11.      INCOME TAXES

         The provision for income taxes differs from the amount computed by applying the combined federal and provincial income tax rate of 43.6% (1999:
44.6%) to the loss before provision for income taxes as a result of the following (in thousands):

                                                                             PERIOD FROM
                                                                             MAY 7, 1998         YEAR ENDED       YEAR ENDED
                                                                            (INCEPTION) TO        MARCH 31,        MARCH 31,
                                                                            MARCH 31, 1999          2000             2001
                                                                            --------------      -------------    -----------
Loss for the period ...................................................     $        1,689      $       9,277    $   159,299
                                                                            ==============      =============    ===========
Computed expected tax recovery ........................................     $          753      $       4,045    $    69,454
Increase (reduction) in income tax recovery resulting from:
   Permanent differences - impairment of goodwill .....................                 --                 --        (42,423)
   Permanent differences - other.......................................                (79)              (154)        (1,185)
   Change in beginning of the year balance of the valuation allowance
   allocated to income tax expense ....................................               (718)            (3,905)       (14,397)
   Reduction in tax rate for foreign subsidiary .......................                 --                (48)       (11,475)
   Additional loss carry forward due to Ontario
   superallowance .....................................................                 44                 62             26
                                                                            --------------      -------------    -----------
                                                                            $           --      $          --    $        --
                                                                            ==============      =============    ===========

         The tax effects of temporary differences that give rise to significant portions of the future tax assets and future tax liabilities at March 31, 2000 and March 31, 2001 are presented below (in thousands):

                                                                           MARCH 31,               MARCH 31,
                                                                            2000                     2001
                                                                      ----------------         ----------------
Future tax assets:
   Non-capital loss carried forward...............................    $          4,125         $         19,348
   Research and development expenses deferred for income tax
   purposes.......................................................                 246                      368
   Share issue costs..............................................                 483                      555
   Restructuring costs............................................                  --                      830
   Other..........................................................                  --                      298
                                                                      ----------------         ----------------
   Total gross future tax assets..................................               4,854                   21,399
   Less valuation allowance.......................................               4,623                   19,020
                                                                      ----------------         ----------------
   Net future tax assets..........................................                 231                    2,379
Future tax liabilities:
   Depreciation and amortization..................................                (139)                  (2,379)
   Investment tax credits receivable..............................                 (92)                      --
                                                                      ----------------         ----------------
   Total gross future tax liabilities.............................                (231)                  (2,379)
                                                                      ----------------         ----------------
   Net future tax assets (liabilities)............................    $             --         $             --
                                                                      ================         ================

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income, uncertainties related to the industry in which the Company operates, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances.

         As at March 31, 2001 the Company had $44.1 million of losses and deductions available to reduce future years' taxable income in Canada and the United States. Of these losses, $14.1 million are available to reduce future years' taxable income in Canada, the majority of which expire between 2006 and 2008, and $30.0 million are available to reduce future years' taxable income in the United States, the majority of which expire between 2020 and 2021.

         The Company also has earned investment tax credits ("ITCs") on Canadian eligible research and development expenditures of $280,000 that expire between 2010 and 2011. These ITCs are available to reduce taxes otherwise payable.

12.      SPECIAL CHARGES

         Special charges for the year ended March 31, 2001 included a $694,000 asset impairment charge, a $6.3 million restructuring charge and a $97.0 million goodwill and identifiable intangibles impairment.

         (a) Asset Impairment Charge. During the three months ended March 31, 2001, the Company restructured its operations to reduce operating expenses. During the restructuring, it was determined that $694,000 of software and other capital assets, as well as a long-term investment, had no future value to the Company.

         (b) Restructuring Charge. During the three months ended March 31, 2001, the Company incurred a restructuring charge of $6.3 million as part of a plan to improve its operating results by reducing employees, by closing duplicative Company facilities in the USA and Canada, and by implementing other measures. This charge is part of a plan to streamline the Company's efforts to focus on achieving profitability. The restructuring charge was comprised of $3.2 million for reductions in employee numbers, $2.2 million for facilities related costs including penalties associated with the reduction of lease commitments and future lease payments and $900,000 related to eliminating the Company's ASP sales model. As of March 31, 2001, $2.7 million had been paid out on the restructuring charge.

         The Company determined its restructuring charge in accordance with Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3") and Staff Accounting Bulletin No. 100 ("SAB 100"). EITF 94-3 and SAB 100 require that the Company commit to an exit plan before it accrues employee termination costs and exit costs. On January 4, 2001, the Company's senior management prepared a detailed exit plan that included the termination of 136 employees, closure of certain facilities and the elimination of the ASP sales model.

         In connection with the restructuring actions, the Company terminated the employment of 102 employees, consisting primarily of applications development employees, sales and marketing employees, technical and other support employees, and administrative employees in all locations. In addition, the Company did not replace approximately 34 employees who resigned voluntarily during the three months ended March 31, 2001. At March 31, 2001, the Company had terminated all employees associated with these restructuring actions. At March 31, 2001, the Company had exited its facilities in Markham and its offices in the USA identified in the restructuring plan. The Company has entered into sublease arrangements for some of its office space.

         Restructuring reserves are included in accrued liabilities at March 31, 2001. Detail of the restructuring charges as of and for the year ended March 31, 2001 are summarized below:

      FOURTH QUARTER 2001 RESTRUCTURING                                                                       BALANCE AT
                  ACTIONS:                    ORIGINAL CHARGE         REVERSALS            UTILIZED         MARCH 31, 2001
                  --------                    ---------------         ---------            --------         --------------
   Employee related                            $       3,237          $      --            $   2,188         $       1,049
   Facilities related                                  2,158                 --                  543                 1,615
   ASP sales model related                               868                 --                   --                   868
                                               -------------          ---------            ---------         -------------
                                               $       6,263          $      --            $   2,731         $       3,532
                                               =============          =========            =========         =============

                                                                                                              BALANCE AT
          BALANCE SHEET COMPONENTS            ORIGINAL CHARGE         REVERSALS            UTILIZED         MARCH 31, 2001
          ------------------------            ---------------         ---------            --------         --------------
   Accounts payable                            $          46          $      --            $      46         $          --
   Accrued liabilities                                 6,217                 --                2,685                 3,532
                                               -------------          ---------            ---------         -------------
                                               $       6,263          $      --            $   2,731         $       3,532
                                               =============          =========            =========         =============

         In April 2001, the Company announced further restructuring plans to reduce its headcount by 31 percent and close additional offices in the USA and Canada. The Company expects some of the employees in these offices to consider opportunities to work in its other remaining offices. There was no impact on the financial statements for the year ended March 31, 2001 relating to these actions. The Company expects to recognize a restructuring charge in the first quarter of fiscal year 2002 relating to the April 2001 restructuring of approximately $5.5 million.

         (c) Impairment of goodwill and identifiable intangibles. We performed an impairment assessment of the goodwill and identifiable intangibles recorded in connection with the acquisition of Continuity and DA. The assessment was performed primarily due to the significant sustained decline in our stock price since the valuation date of the shares issued in the Continuity and DA acquisitions resulting in our net book value of our assets prior to the impairment charge significantly exceeding our market capitalization, the overall decline in the industry growth rates, and our lower fourth quarter of 2001 actual and projected operating results. As a result of our review, we recorded a $97.0 million impairment charge to reduce goodwill and identifiable intangibles. The charge was determined based upon our estimated discounted cash flows over the remaining estimated useful life of the goodwill and identifiable intangibles using a discount rate of 24.8%. The assumptions supporting the cash flows including the discount rate were determined using our best estimates as of such date. The remaining goodwill balance of approximately $5.2 million will be amortized over its remaining useful life. We will continue to assess the recoverability of the remaining goodwill and identifiable intangibles periodically in accordance with our policy.

13.      RELATED PARTY TRANSACTIONS

         On June 1, 1999, the Company entered into a professional services agreement with a company related to a director of the Company in connection with the management of the Company's European subsidiary. Under the terms of the agreement, the Company is required to pay certain annual fees, a portion of which is calculated based on net revenues, as defined, of the European subsidiary, with the option of converting all or part of this portion into common shares of the Company subject to certain terms. As at March 31, 2000, the Company has accrued fees aggregating $179,000 in respect of this agreement and the related company is eligible to exercise an option to acquire 18,250 shares at $3.55 per share. In addition, the Company has recorded stock-based compensation amounting to $193,000 in connection with this option during the year ended March 31, 2000. During the year ended March 31, 2001, this agreement was terminated and thus no amount was outstanding as at March 31, 2001.

         The Company has accrued consulting fees payable to a shareholder of the Company amounting to nil for the periods ended March 31, 1999, $60,900 for the year ended March 31, 2000 and nil for the year ended March 31, 2001.

         During the year ended March 31, 2001, the Company recorded $1.0 million of revenue related to the eGlobal joint venture.

14.      SEGMENTED INFORMATION

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

                                                                        PERIOD FROM
                                                                        MAY 7, 1998         YEAR ENDED         YEAR ENDED
                                                                      (INCEPTION) TO         MARCH 31,           MARCH 31,
                                                                      MARCH 31, 1999           2000               2001
                                                                      --------------       ------------        -----------
Revenue by geographic locations:
   United States .............................................        $           --       $      6,579        $    20,049
   Canada.....................................................                    --              2,457              6,034
   Europe.....................................................                    --                453              3,085
   Asia Pacific...............................................                    --                 --              1,207
                                                                      --------------       ------------        -----------
                                                                      $           --       $      9,489        $    30,375
                                                                      ==============       ============        ===========

         For the year ended March 31, 2001, no one customer accounted for greater than 10% of total revenues. For the year ended March 31, 2000, one customer accounted for 15% of total revenues. As at March 31, 2001, the Company had a receivable from two significant customers amounting to 14% and 10% of total accounts receivable trade, respectively. As at March 31, 2000, the Company had a receivable from four significant customers amounting to 15%, 12%, 11% and 11% of total accounts receivable trade, respectively.

15.      SUPPLEMENTARY CASH DISCLOSURES:

         Supplementary cash disclosures are as follows (in thousands):

                                                                          PERIOD FROM
                                                                           MAY 7, 1998         YEAR ENDED           YEAR ENDED
                                                                         (INCEPTION) TO         MARCH 31,             MARCH 31,
                                                                         MARCH 31, 1999           2000                  2001
                                                                         --------------     ---------------       ---------------
Supplemental disclosure of cash flow information:
   Cash received for interest...................................         $           14     $         1,058       $         4,322
                                                                         ==============     ===============       ===============
   Cash paid for interest.......................................         $            1     $            37       $            32
                                                                         ==============     ===============       ===============
Supplemental disclosure of non-cash investing and financing activities:
   Capital lease obligations incurred for purchase of capital
    Assets......................................................         $           99     $           443       $            --
                                                                         ==============     ===============       ===============
   Deferred compensation on the grant of options to purchase
    common shares with an exercise price below fair value.......         $          557     $        10,136       $         3,029
                                                                         ==============     ===============       ===============

16.      COMMITMENTS AND CONTINGENCIES

(a)      Lease commitments

         The Company is required to make minimum payments under the terms of operating leases for premises, property and equipment expiring on various dates to December 31, 2010. Future minimum lease payments by fiscal year are as follows (in thousands):

 2002............................................................       $   3,317
 2003............................................................           2,367
 2004............................................................           2,103
 2005............................................................           2,150
 2006 and thereafter.............................................           6,550
                                                                        ---------
                                                                        $  16,487
                                                                        =========

         Rent expense was $62,000, $339,000 and $2,664,000 for the period from May 7, 1998 (inception) to March 31, 1999, for the year ended March 31, 2000 and for the year ended March 31, 2001, respectively.

(b)      Contingencies

         On February 22, 2001, We Media, Inc. ("We Media") filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York. The complaint asserts claims for breach of contract, unjust enrichment, misrepresentation, and tortuous interference with prospective economic advantage arising out of the Company's efforts to implement certain of its software for We Media beginning in the second quarter of 2000. On March 21, 2001, the Company removed the action to the United States District Court for the Southern District of New York. On April 2, 2001, the Company filed its Answer and Counterclaim, denying We Media's allegations and seeking damages for breach of contract in the amount of more than $137,000. The Court has not yet issued a Scheduling Order establishing deadlines for the case going forward and since this matter is in its earliest stages, no opinion was expressed as to its likely outcome. The Company believes that it has numerous meritorious defenses to the action and intends to defend it vigorously.

17.      SUBSEQUENT EVENT

         Subsequent to March 31, 2001, the Company paid $100,000 for the remaining ownership interest in Minerva.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                          DELANO TECHNOLOGY CORPORATION

                                                              ALLOWANCE
                                              BALANCE AT     RECORDED BY                                          BALANCE AT
                                             BEGINNING OF     ACQUIRED           CHARGE TO                          END OF
                                                PERIOD        COMPANIES         OPERATIONS        DEDUCTIONS        PERIOD
                                             ------------     ---------         ----------        ----------      ----------
                                                                              (IN THOUSANDS)
Allowance for doubtful accounts:

    Period ended March 31, 1999.......              --             --                 --                 --              --

    Year ended March 31, 2000.........              --             --           $    200                 --        $    200

    Year ended March 31, 2001.........         $   200       $    328           $  3,000           $  1,669        $  1,859




ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth the name, age and positions with Delano for each of our directors and officers as of March 31, 2001.

       NAME                        AGE                  POSITION
-------------------                ---    --------------------------------------
Dennis Bennie(1)(2)..............  48     Chairman
John Foresi......................  40     Director, Chief Executive Officer
Bahman Koohestani................  39     Director, Executive Vice-President,
                                           Products and Chief Technology Officer
David Frankland .................  44     President
Thomas Hearne....................  36     Chief Financial Officer
Robert Lalonde...................  37     Senior Vice-President, Products
Barry Yates......................  35     Senior Vice-President, Worldwide Sales
David Lewis......................  38     General Counsel and Secretary
Albert Amato(1)(2)...............  42     Director
J. (Ian) Giffen(1)...............  43     Director
Donald Woodley(2)................  55     Director
Al DeLorenzi.....................  52     Director

----------
(1)      Member of the audit committee

(2)      Member of the compensation committee

         Dennis Bennie has been our Chairman since our inception in May 1998. Currently, Mr. Bennie is the Chief Executive Officer and President of XDL Capital Corp. and XDL Intervest, a private venture capital firm that he established in January 1997 to focus on investing in and working with emerging Internet companies and related technologies. Mr. Bennie is a director of MGI Software Corp., a company that produces digital imaging software. In 1988, Mr. Bennie co-founded Delrina Corporation, a designer of fax, data and voice communications software, where he was the Chairman and Chief Executive Officer until the November 1995 sale of Delrina to Symantec Corporation. He remained employed with Symantec as Executive Vice President and was a director until mid-1996. Mr. Bennie has an accounting degree from the University of Witwatersrand.

         John Foresi has been our Chief Executive Officer and has served as one of our directors since January 1999. From May 1998 to December 1998, he was the President, Transportation of i2 Technologies, a global supply chain software company. In May 1998, i2 Technologies acquired InterTrans Logistics Solutions, of which Mr. Foresi was President and Chief Executive Officer from August 1994 to April 1998. Mr. Foresi has an MBA from the Harvard Business School and a BBA from Wilfrid Laurier University.

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

         David Frankland has been President of Delano since January 2, 2001. Prior to Delano, Mr. Frankland served as President and Chief Executive Officer of Digital Archaeology, a leading provider of advanced customer analytics for e-business, which culminated in the sale of the company to Delano. Mr. Frankland also served as Vice President of Marketing, Sales, and Service for APS Technologies, a manufacturer and direct marketer of computer peripheral devices. Mr. Frankland also served as Executive Director of Marketing for Informix Software, Vice President of Worldwide Sales and Marketing for the division of Sun Microsystems, Director of OEM Sales and Marketing for ITT Information Systems and Vice President of Marketing and Sales for Digital Ocean, a wireless networking start-up company. Mr. Frankland holds a BA in Psychology and Theology from St. Olaf College and an advanced degree in direct marketing from the Henry Bloch School of Business at the University of Missouri, Kansas City.

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

         Robert Lalonde has served as our Senior Vice-President, Products and prior to that, our Vice-President, Marketing since January 1999. From July 1993 to January 1999, Mr. Lalonde was the Vice-President, Marketing of the Business Intelligence Division at Hummingbird Communications, a provider of network connectivity, business intelligence, document and knowledge management software. Mr. Lalonde has a Bachelor of Science from Laurentian University.

         Barry Yates has served as our Senior Vice-President, Worldwide Sales since March 2000. Between January 2000 and March 2000, Mr. Yates served as our Vice President, North American Sales. Between September 1998 and January 2000, Mr. Yates served as our Vice-President, Professional Services. Prior to joining us, Mr. Yates was Manager at Bain & Company from December 1995 to September 1998. From April 1992 to November 1995, Mr. Yates was Principal at KPMG Management Consulting Company. Mr. Yates has a Bachelor of Commerce (Honors) degree from Queen's University.

         David Lewis has served as our General Counsel and Secretary since January 2000. From February 1999 to January 2000, Mr. Lewis was the Vice President, Legal at Open Text. From November 1994 to February 1999, Mr. Lewis was the General Counsel at Alias Wavefront (formerly Alias Research) prior to its acquisition by Silicon Graphics in June 1995. Between June 1994 and November 1994, Mr. Lewis was an independent consultant and prior to June 1994, Mr. Lewis was General Counsel at SoftKey Software Products Inc., a consumer software publisher. Mr. Lewis has a Bachelor of Law degree from Osgoode Hall Law School.

         Albert Amato has served as one of our directors since May 1998. Since November 1995, Mr. Amato has been a technology consultant and advisor to software companies and technology investment funds. Mr. Amato was a founder and was Chief Technical Officer of Delrina from 1989 to November 1995. After Delrina was sold to Symantec, he served as a Vice President with Symantec from November 1995 to May 1996. Mr. Amato has a Bachelor of Applied Science and Engineering (Honors) degree from the University of Toronto.

         J. (Ian) Giffen has served as one of our directors since June 1998. Since September 1996, Mr. Giffen has been a technology consultant and advisor to software companies and technology investment funds. From February 1996 to September 1996, Mr. Giffen was Chief Financial Officer of Algorithmics. From January 1992 until February 1996, Mr. Giffen served as Chief Financial Officer of Alias Research, which was sold to Silicon Graphics in June 1995. Mr. Giffen is a director of and advisor to Macromedia Inc., a developer of software for web publishing, multimedia and graphics and a director of MGI Software. Mr. Giffen was a consultant to XDL Capital until February 2001. Mr. Giffen has a Bachelor of Arts in Business Administration from the University of Strathclyde.

         Donald Woodley has served as one of our directors since November 1999. From February 1997 to October 1999, Mr. Woodley was President of Oracle Corporation Canada Inc. From September 1987 to January 1997, he was President of Compaq Canada Inc. Mr. Woodley serves on the board of directors of BCT.Telus, a telecommunications company, and Star Data Systems Inc., a supplier of financial and transaction processing services. Mr. Woodley has a Bachelor of Communications from the University of Saskatchewan and an MBA from the University of Western Ontario.

         Al DeLorenzi has served as one of our directors since January 22, 2001. Mr. DeLorenzi is the Chief Technology Officer for eBusiness Solutions at Nortel Networks. eBusiness Solutions is the resulting merger of Clarify, Periphonics, Epicon, Architel, and Nortel Networks into a single unit. Prior to his position in eBusiness Solutions, Mr. DeLorenzi held a number of executive positions at Nortel Networks. Mr. DeLorenzi was one of the founding members of the Frame Relay forum. In 1991, he gained responsibility for Nortel's new line of Frame Relay and ATM products. Mr. DeLorenzi began his career in 1972 with Bell Canada, where he held management positions to develop and introduce a number of the world's first digital networks, including a national digital data network, a national packet network, and a nation T1 managed network for voice, data, and video services. Mr. DeLorenzi is a graduate of the University of Toronto and holds a Bachelor of Applied Sciences degree in Electrical Engineering.

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

ITEM 11: EXECUTIVE COMPENSATION

         The following table sets forth the actual compensation paid or awarded to our named executive officers for the year ended March 31, 2001, to the individual who served as Delano's Chief Executive Officer and each of the four other most highly compensated executive officers whose salary and bonus for the 2000 fiscal year exceeded $100,000, for services rendered in all capacities to Delano and its subsidiaries for the fiscal year ended March 31, 2001 and the period from May 8, 1999 to March 31, 1999. The listed individuals are referred to hereafter as the "Named Executive Officers." No other executive officers who otherwise would have been includable in this table on the basis of salary and bonus earned during 2000 have been excluded because they terminated employment or changed their executive status during the year.

                                                                                                             LONG-TERM
                                                                                                            COMPENSATION
                                                                                ANNUAL                         AWARDS
                                                                             COMPENSATION                   -------------
                                                              -------------------------------------------    SECURITIES
                                                               YEAR                                OTHER     UNDERLYING
             NAME AND PRINCIPAL POSITION                       ENDED   SALARY ($)  BONUS ($)        ($)      OPTIONS (#)
             ---------------------------                       -----   ----------  ---------        ---      -----------
John Foresi(1).............................................     2001     99,540          --        4,778        150,000
Chief Executive Officer                                         2000    104,167     277,778        5,000             --
                                                                1999     81,250          --        1,188      1,144,737

David Frankland(2).........................................     2001    200,000     140,307        5,000        465,000
President

Barry Yates(3).............................................     2001     99,540      43,549        4,778         75,000
Senior Vice President, Worldwide Sales                          2000    104,167     104,167        5,000             --
                                                                1999     58,827          --        2,916        225,000

Robert Lalonde(4)..........................................     2001     99,540      71,308        4,778         90,000
Senior Vice President, Products                                 2000    104,167      40,886        5,000             --
                                                                1999     20,833          --           --        135,000

Bruce Cameron(5)...........................................     2001    150,000      45,000        6,000         20,000
Vice President, Sales North America                             2000     38,743      35,000        1,250        105,000

------------
1. Mr. Foresi joined Delano as President and Chief Executive Officer in January 1999. His annualized salary for 2001 was Cdn$150,000. Mr. Foresi also received a car allowance of Cdn$7,200 which is included as other compensation. As of March 31, 2001, Mr. Foresi held 250,000 unvested shares of Delano at $0.11 per share and has a warrant to purchase an additional 394,737 common shares at $0.44 per share. The warrant expires when he ceases to be employed by us or on January 5, 2002, whichever occurs earlier.

2. Mr. Frankland became President of Delano on January 2, 2001. Prior to Delano, Mr. Frankland served as President and Chief Executive Officer of Digital Archaeology. Delano acquired Digital Archaeology in October 2000. Mr. Frankland had 265,000 fully vested options granted at $1.45 per share pursuant to the stock incentive plans for Digital Archaeology that have been assumed by us. As of March 31, 2001, Mr. Frankland held 50,000 unvested shares of Delano at $2.38 per share and 150,000 unvested shares of Delano at $12.25 per share.

3. Mr. Yates joined Delano in September 1998. As of March 31, 2001, Mr. Yates held 75,000 unvested shares of Delano at $0.11 per share and 75,000 unvested shares of Delano at $2.38 per share.

4. Mr. Lalonde joined Delano in January 1999. As of March 31, 2001, Mr. Lalonde held 45,000 unvested shares of Delano at $0.11 per share, 75,000 unvested shares of Delano at $2.38 per share and 15,000 unvested shares of Delano at $9.56 per share.

5. Mr. Cameron joined Delano in January 2000. As of March 31, 2001, Mr. Cameron held 78,750 unvested shares of Delano at $6.67 per share and 20,000 unvested shares of Delano at $2.38 per share. Mr. Cameron left the Company in April 2001.

STOCK OPTIONS

         The following table sets forth (1) the number of common shares underlying the options granted to each of the named executive officers during the fiscal year ended March 31, 2001, (2) the percentage that these options represent in comparison to the total number of options granted to our employees during the same period, (3) the exercise price of such options and (4) their expiration date.

                          OPTION GRANTS IN FISCAL 2001


                                                                                                             POTENTIAL
                                                                                                             REALIZABLE
                                                                                                          VALUE AT ASSUMED
                                                                                                          ANNUAL RATES OF
                                                                                                            STOCK PRICE
                       NUMBER OF SHARES     PERCENT OF TOTAL                                              APPRECIATION FOR
                          UNDERLYING       OPTIONS GRANTED TO       EXERCISE                                OPTION TERM
                       OPTIONS GRANTED        EMPLOYEES IN      PRICE PER SHARE     EXPIRATION          -------------------
      NAME                   (#)               FISCAL YEAR        ($/SECURITY)          DATE             5% ($)      10%($)
      ----             -----------------    -----------------   ---------------     -----------          ------      ------
  John Foresi              150,000                2.3%                2.38        January 5, 2006        98,633      217,952
David Frankland            150,000                2.3%               12.25       October 13, 2005       507,667    1,121,812
                            50,000                 *                  2.38        January 5, 2006        32,878       72,651
  Barry Yates               75,000                1.2%                2.38        January 5, 2006        49,316      108,976
  Rob Lalonde               75,000                1.2%                2.38        January 5, 2006        49,316      108,976
                            15,000                 *                  9.56         August 7, 2005        39,619       87,547
 Bruce Cameron              20,000                 *                  2.38        January 5, 2006        13,151       29,060

* - less than 1%


                         OPTION EXERCISES IN FISCAL 2001


                                                             # OF SECURITIES
                                                         UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED IN-
                        NUMBER OF                           OPTIONS AT FISCAL               THE-MONEY OPTIONS
                          SHARES                                  YEAR END                   AT FISCAL YEAR END
                       ACQUIRED ON        VALUE         -----------------------------------------------------------
      NAME               EXERCISE       REALIZED        EXERCISABLE    UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
      ----             ----------       --------        -----------    -------------    -----------   -------------
  John Foresi               --             --             250,000         400,000         $317,500      $317,500
David Frankland             --             --             265,000         200,000               --            --
  Barry Yates             40,000        $533,450          110,000         150,000         $139,700       $95,250
  Rob Lalonde             90,000        $614,700               --         135,000               --       $57,150
 Bruce Cameron              --             --              26,250          98,750               --            --

COMPENSATION OF DIRECTORS

         The By-laws of the Company provide that, subject to Section 136 of the Business Corporations Act (Ontario) (the "OBCA"), the Company shall indemnify a director or officer of the Company, a former director or officer of the Company or a person who acts or acted at the Company's request as a director or officer of a body corporate of which the Company is or was a shareholder or creditor, and his or her heirs and legal representatives, against all costs, charges and expenses reasonably incurred by him or her in respect of certain actions or proceedings to which he or she is made a party by reason of his or her office, if he or she meets certain specified standards of conduct, and the Company shall also indemnify any such person in such other circumstances as the OBCA or the law permits or requires. The Company maintains directors' and officers' liability insurance for its directors and officers. With respect to directors and officers as a group, the Company paid a premium of approx. $420,000 for directors' and officers' liability insurance, which included coverage required in connection with the Company's initial public offering. The total amount of insurance purchased for directors and officers as a group was $15,000,000. All matters insured are subject to a $500,000 securities-related retainer, which applies to costs of defense and which is waived where claims against all insureds are dismissed or the insureds are found not liable. We do not otherwise compensate our directors, but they are reimbursed for out-of-pocket expenses incurred in connection with meetings of the Board of Directors or its committees. Directors are eligible to participate in the Company's Stock Option Plan. To date, options to purchase an aggregate of 850,000 Common Shares have been granted to members of the Board of Directors as detailed below:

                             NUMBER OF SHARES
                               UNDERLYING              EXERCISE
                              OPTIONS GRANTED      PRICE PER SHARE         EXPIRATION
      NAME                         (#)               ($/SECURITY)             DATE
      ----                   ------------------    ----------------        -----------
  John Foresi                    500,000                 $0.11           Jan. 04, 2004
                                 150,000                 $2.38           Jan. 05, 2006
 Dennis Bennie                    10,000                 $2.38           Jan. 05, 2006
  Albert Amato                    75,000                 $0.11           Aug. 26, 2003
                                  10,000                 $2.38           Jan. 05, 2006
J. (Ian) Giffen                   30,000                 $0.11           Aug. 26, 2003
                                  15,000                 $3.08           Oct. 18, 2004
                                  10,000                 $2.38           Jan. 05, 2006
 Donald Woodley                   30,000                 $4.51           Nov. 26, 2004
                                  10,000                 $2.38           Jan. 05, 2006
  Al Delorenzi                    10,000                 $3.50           Jan. 22, 2006

EMPLOYMENT AGREEMENTS

         The following is a brief description of the employment agreements entered into between the Company or its subsidiaries and each of the Named Executive Officers.

         We have entered into an agreement with Mr. Foresi pursuant to which he was hired as our President and Chief Executive Officer effective January 4, 1999. Pursuant to this agreement, Mr. Foresi receives a salary of C$150,000 (approximately $98,000) per annum, exclusive of bonuses, benefits and other compensation. Mr. Foresi was also granted options to purchase 750,000 Common Shares at a price of $0.11 per share, which options expire on January 4, 2004, and a warrant to purchase an additional 394,737 Common Shares at a price of $0.44 per share, which warrant expires when Mr. Foresi ceases to be employed by us or January 5, 2002, whichever is earlier. On January 11, 2000, Mr. Foresi exercised options to purchase 250,000 Common Shares at a price of $0.11 per share. Mr. Foresi also receives a yearly car allowance and compensation for all expenses incurred from time to time in connection with the carrying out of his duties. If Mr. Foresi is dismissed without cause he will be entitled to receive either six months' notice or payment of six months' severance. Options that have not vested and warrants that have not been exercised prior to notice of termination (other than for cause) or during the six-month notice or severance period thereafter will be null and void. The agreement further provides that in the event of a change of control of Delano resulting in the termination of Mr. Foresi's employment without cause, all of Mr. Foresi's options will vest within three months of the change of control.

         We have also entered into an agreement with Mr. Koohestani pursuant to which he was hired as our Executive Vice President, Products and Chief Technology Officer effective January 4, 1999. Pursuant to this agreement, Mr. Koohestani receives a salary of C$150,000 (approximately $98,000) per annum, exclusive of bonuses, benefits and other compensation. Mr. Koohestani also receives a yearly car allowance and compensation for all expenses incurred from time to time in connection with the carrying out of his duties.

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

STOCK OPTION PLAN

         We established our Stock Option Plan to provide incentives to our directors, officers, employees and consultants through participation in our growth and success. Options to purchase common shares may be granted from time to time by our board of directors at an exercise price determined by them. The maximum number of common shares that currently may be issued under the plan is 9,335,382 common shares. Options granted under the plan must be exercised no later than five years after the date of the grant, except where our board of directors specifically states otherwise, in which case the expiry date can be no later than 10 years after the date of grant. The option price per common share shall be determined by the board of directors at the time an option is granted. The board of directors may accelerate the vesting of any or all outstanding options of any or all optionees upon the occurrence of a change of control.

         As at March 31, 2001, options to purchase a total of 8,108,036 common shares are outstanding under the plan, as follows:

                                               COMMON        EXERCISE
                                            SHARES UNDER      PRICE
          HOLDERS OF OPTIONS                   OPTIONS         ($)                  EXPIRY DATE
          ------------------                ------------  -------------    -------------------------------------
Executive Officers (six in total)              185,000             0.11    September 1, 2003
                                               500,000             0.11    January 4, 2004
                                                45,000             0.11    January 20, 2004
                                               265,000             1.45    September 10, 2006 to March 6, 2010
                                               430,000             2.38    January 5, 2006
                                               157,500             3.08    October 18, 2004
                                                60,000             5.23    December 1, 2004
                                               105,000             6.67    January 13, 2005
                                                15,000             9.56    August 7, 2005
                                               150,000            12.25    October 13, 2005

Directors who are not Executive
Officers (five in total)                       105,000             0.11    August 26, 2003
                                                40,000             2.38    January 5, 2006
                                                15,000             3.08    October 18, 2004
                                                10,000             3.50    January 22, 2006
                                                30,000             4.51    November 26, 2004

Employees                                      894,863     0.11 to 1.38    May 1, 2003 to August 1, 2010
                                               805,224             1.45    March 31, 2004 to July 11, 2010
                                             1,279,050     1.69 to 2.38    December 1, 2005 to March 21, 2006
                                             2,965,399    2.39 to 17.00    August 25, 2004 to February 23,2006

Others (four in total)                          51,000     0.11 to 0.44    August 26, 2003 to June 14, 2004

         As at March 31, 2001, 949,842 common shares had been issued pursuant to the exercise of options granted under the plan.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Shares as of May 18, 2001 of (i) each shareholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Shares, (ii) each director of the Company, (iii) each Named Executive Officer (as defined under "Executive Compensation and Other Transactions", below) of the Company and (iv) all directors and officers as a group. Beneficial ownership also includes any shares as to which a person or entity has the right to acquire beneficial ownership of within 60 days after March 31, 2001 Except as otherwise indicated, the Company believes that the beneficial owners of the Common Shares listed below, based on the information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community of property laws where applicable. The address of our executive officers and directors is in care of Delano Technology Corporation, 302 Town Centre Blvd., Markham, Ontario L3R 0E8, Canada.

                                                                  NUMBER OF SHARES                 PERCENT OF TOTAL
          NAME OF BENEFICIAL OWNER                               BENEFICIALLY OWNED                BENEFICIALLY OWNED
          ------------------------                               ------------------                ------------------
Bahman Koohestani (1).......................                          3,500,000                           9.4%
Dennis Bennie (2)...........................                          1,024,107                           2.7%
John Foresi (3).............................                          1,684,603                           4.5%
Albert Amato (4)............................                            326,927                             *
J. (Ian) Giffen (5).........................                             69,687                             *
Donald Woodley (6)..........................                             13,375                             *
Al DeLorenzi                                                                  0                             *
All executive officers and directors
as a group (11  Persons) (7)................                          6,861,593                          18.4%


*        Less than 1%

(1) Represents shares held of record by 1329347 Ontario Inc., in its capacity as general partner of GHI Limited Partnership. Mr. Koohestani is the sole shareholder of 1329347 Ontario Inc.. A total of 1,350,000 of theses shares are subject to escrow with the Company.
(2) Represents shares held by 3060357 Canada Inc. and XDL Ventures Corp., both of which companies are controlled by Mr. Bennie.
(3) Includes 789,474 shares held of record by Tofino Venture Capital Inc, of which Mr. Foresi is the voting trustee. The shares also include a warrant to purchase 394,737 shares at a price of $0.44 per share and options for 250,000 shares that are vested.
(4) Includes 276,927 shares owned and options for 50,000 shares that are vested.
(5) Includes 45,000 shares owned and options for 24,687 shares that are vested.
(6) Includes 4,000 shares owned and options for 9,375 shares that are vested.
(7) Includes 6,349,563 shares owned and options/warrants for 512,030 shares that are vested.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP WITH PROTEGE

         Dennis Bennie, our Chairman, is a trustee of the Bennie Children's' Trust, which owns 11.25% of Protege Software Limited, a company with which we had entered into a services agreement dated as of June 1, 1999. Pursuant to this agreement, Protege Software Limited provided administrative assistance and office space to facilitate the opening of our European offices in return for a management fee of (pound)125,000 (approximately $200,000) per year, as well as (pound)6,000 (approximately $9,600) per month in respect of its costs and a bonus of up to 15% of sales generated by our European offices. The Company terminated the agreement in October 2000.

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

         In accordance with the terms of the subscription agreement between Delano and Mr. Koohestani, one-twelfth of the 4,050,000 common shares acquired by him were released from escrow on July 17, 1998 and an additional one-twelfth of the common shares are to be released on the last day of each successive calendar quarter. On June 24, 1999, all the securities of Delano owned by Mr. Koohestani were transferred to 1329347 Ontario Inc. in its capacity as the general partner of GHI Limited Partnership. As of March 31, 2001, all of the 4,050,000 common shares of Mr. Koohestani which were originally subject to escrow had been released from escrow

         In accordance with the terms of the subscription agreements between Delano and each of Mr. Maurik, Mr. Mah and Mr. Gayle, 37,500 of their respective 150,000 common shares were released from escrow on June 30, 1999 and an additional 9,375 of their respective common shares are to be released on the last day of each successive calendar quarter. As of March 31, 2001, 103,125 common shares had been released to each of Mr. Maurik, Mr. Mah and Mr. Gayle and 46,875 of their respective common shares remained in escrow.

                                     PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A.       EXHIBITS

         The following exhibits are attached hereto:

EXHIBIT
NUMBER                            TITLE
------                            -----
 3.1*          Articles of Incorporation of the Registrant
 3.2*          By-laws of the Registrant
 3.3*          Articles of Amalgamation of the Registrant
 3.4*          Revised By-laws of the Registrant
 4.1+          Specimen Common Share certificate
10.1*          Registration Rights Agreement, dated as of January 27, 1999, between the Registrant and certain shareholders of the Registrant
10.2*          Agency Agreement, dated as of June 24, 1999, between the
               Registrant and the Agents named therein
10.3*          Professional Services Agreement, dated June 1, 1999, between the
               Registrant and Protege Software Limited
10.4*          Form of Subscription Agreement, dated July 17, 1998 between the
               Registrant and each of Robert Gayle, Bahman Koohestani, John Mah and Sean Maurik
10.5*          Form of Subscription Agreement, dated July 17, 1998, between the
               Registrant and Bahman Koohestani
10.6*          Credit Facility, dated July 5, 1998 between the Registrant and
               Royal Bank of Canada
10.7*          Sub-lease Agreement, dated December 16, 1998 between the
               Registrant and MGI Software Corp.
10.8*          Lease Agreement, dated November 17, 1999 between the Registrant and 302 Town Centre Limited.
10.9*          Stock Option Plan
10.10*         Employment Agreement, dated November 23, 1998, between John
               Foresi and the Registrant
10.11*         Employment Agreement, dated February 26, 1998, between Bahman
               Koohestani and the Registrant
10.12*         Employment Agreement and Form of Confidentiality Agreement
               between the Registrant and its executive officers
10.13*         Employee Stock Purchase Plan
10.14*         Amalgamation Agreement, dated November 30, 1999, between the
               Registrant and XDL Delano Holdings Inc.
10.15*         Amendment No. 1 to the Amalgamation Agreement, dated February 7,
               2000, between the Registrant and XDL Delano Holdings Inc.
10.16*         Subscription Agreement, dated February 7, 2000, between the
               Registrant and Nortel Networks Corporation
10.17*         Amendment to Lease Agreement between Registrant and 302 Town
               Centre Limited
21.1*          Subsidiaries of Registrant
24.1*          Powers of Attorney
----------
* Incorporated by reference to the exhibits contained in the Company's Registration Statement on Form F-1 (File No. 333-94505).

+ Incorporated by reference from the Company's Registration Statement on Form 8-A dated January 27, 2000.

         The Company hereby files as part of the Annual Report on Form 10-K the exhibits listed in Item 14(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Commission, 450 Fifth Street, NW, Room 1024, Washington, D.C. and at the Commission's regional offices at 219 South Dearborn Street, Room 1204, Chicago, Illinois; 26 Federal Plaza, Room 1102, New York, New York and 5757 Wilshire Boulevard, Suite 1710, Los Angeles, California. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, NW, Washington, D.C. 20549, at prescribed rates.

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

DELANO TECHNOLOGY CORPORATION

                                             By: /s/ JOHN FORESI
                                                 ----------------------------
                                                 John Foresi
                                                 Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated.

                  SIGNATURE                             TITLE
     /s/ JOHN FORESI                         Chief Executive Officer,
-------------------------------------------  Director
John Foresi                                  (Principal Executive Officer)

     /s/ THOMAS HEARNE                       Chief Financial Officer
-------------------------------------------  (Principal Financial Officer
Thomas Hearne                                And Principal Accounting Officer)

     /s/DENNIS BENNIE                        Chairman of the Board of Directors
-------------------------------------------
Dennis Bennie

     /s/ ALBERT AMATO                        Director
-------------------------------------------
Albert Amato

     /s/ IAN GIFFEN                          Director
-------------------------------------------
Ian Giffen

     /s/ BAHMAN KOOHESTANI                   Director
-------------------------------------------
Bahman Koohestani

     /s/ DONALD WOODLEY                      Director
-------------------------------------------
Donald Woodley

     /s/ AL DELORENZI                        Director
-------------------------------------------
Al DeLorenzi