Form 10-Q
period 2001-06-30
DELANO TECHNOLOGY CORP
filed 2001-08-14
CIK 1100043

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q

(x) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarter ended June 30, 2001; or

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

Securities registered pursuant to                   COMMON STOCK NO PAR VALUE
    Section 12(g) of the Act:                           (Title of Class)

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
                                      ---   ---

As of Tuesday, July 31, 2001 Registrant had outstanding 37,697,073 shares of Common Stock.






================================================================================
Last Updated on Monday, August 13, 2001 at 4:30 PM                             1

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================



                          DELANO TECHNOLOGY CORPORATION

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS



                                                                                                                   PAGE
                                                                                                                  ------
                                                 PART I: FINANCIAL INFORMATION

Item 1   Financial Statements

           Condensed Consolidated Balance Sheets at March 31, 2001 and
             June 30, 2001................................................................................          3
           Unaudited Condensed Consolidated Statements of Operations for the three months ended June
             30, 2001 and 2000 ...........................................................................          4
           Unaudited Condensed Consolidated Statements of Cash Flows for the three months
             ended June 30, 2001 and 2000.................................................................          5
           Notes to the Unaudited Condensed Consolidated Financial Statements ............................          6

Item 2   Management's Discussion and Analysis of Financial Condition and
           Results of Operations .........................................................................         11

Item 3   Quantitative and Qualitative Disclosures About Market Risk ......................................         18


                                                   PART II: OTHER INFORMATION

Item 4   Legal Proceedings...............................................................................          27

Item 5   Changes in Securities and Use of Proceeds.......................................................          28

Item 6   Exhibits and Reports on Form 8-K ...............................................................          28

Signatures ..............................................................................................          29






================================================================================
Last Updated on Monday, August 13, 2001 at 4:30 PM                             2

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================



PART 1:   FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                          DELANO TECHNOLOGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS)

                                                                                     JUNE 30,     MARCH 31,
                                                                                       2001         2001
                                                                                    -----------  ----------
                                                                                    (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ....................................................   $  20,360    $  34,209
   Short-term investments .......................................................          --        1,155
   Accounts receivable trade, net of allowance for doubtful accounts of $1,790 at
     June 30, 2001, and $1,859 at March 31, 2001 ................................       4,360        8,099
   Prepaid expenses and other ...................................................       2,387        3,674
                                                                                    ---------    ---------
     Total current assets .......................................................      27,107       47,137
Property and equipment ..........................................................       9,802       11,300
Goodwill and identifiable intangibles, net ......................................          --        5,217
Other assets ....................................................................         919          985
                                                                                    ---------    ---------
Total assets ....................................................................   $  37,828    $  64,639
                                                                                    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities .....................................   $   5,329    $   8,960
   Current portion of restructuring charge accrual ..............................       1,761        2,411
   Deferred revenue .............................................................       1,454        1,975
   Current portion of obligations under capital leases ..........................         180          182
                                                                                    ---------    ---------
     Total current liabilities ..................................................       8,724       13,528
Long-term liabilities:
   Obligations under capital leases .............................................          38           49
   Restructuring accrual ........................................................       1,669        1,121
                                                                                    ---------    ---------
Total liabilities ...............................................................      10,431       14,698
Shareholders' equity:
   Capital stock:
     Preference shares:
       Authorized: Unlimited
       Issued and outstanding: Nil at March 31, 2000 and 2001
     Common shares:
       Authorized: Unlimited
       Issued and outstanding: 37,311,530 shares at June 30, 2001 and 37,240,858
       shares at March 31, 2001 .................................................     225,428      230,647
   Warrant ......................................................................         496          496
   Deferred stock-based compensation ............................................      (4,451)      (8,464)
   Accumulated other comprehensive losses .......................................        (340)        (340)
   Deficit ......................................................................    (193,736)    (172,398)
                                                                                    ---------    ---------
     Total shareholders' equity .................................................      27,397       49,941
                                                                                    ---------    ---------
Total liabilities and shareholders' equity ......................................   $  37,828    $  64,639
                                                                                    =========    =========

          See accompanying notes to consolidated financial statements.



================================================================================
Last Updated on Monday, August 13, 2001 at 4:30 PM                             3

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================



                          DELANO TECHNOLOGY CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                                                         THREE MONTHS ENDED
                                                                                               JUNE 30,
                                                                                         2001          2000
                                                                                       --------     ----------
Revenues:
   License .......................................................................     $  1,201      $  5,361
   Service .......................................................................        1,835           657
                                                                                       --------      --------
     Total revenues ..............................................................        3,036         6,018
                                                                                       --------      --------

Cost of revenues:
   License .......................................................................           77            59
   Service (excluding stock-based compensation of $19 and $65 respectively) ......        1,827           801
                                                                                       --------      --------
     Total cost of revenues ......................................................        1,904           860
                                                                                       --------      --------

Gross profit .....................................................................        1,132         5,158
                                                                                       --------      --------

Operating expenses:
   Sales and marketing (excluding stock-based compensation of  $(1,176) and
     $1,427, respectively) .......................................................        8,149        10,388
   Research and development (excluding stock-based compensation of $(133) and $53,
     respectively) ...............................................................        4,932         2,320
   General and administrative (excluding stock-based compensation of $71 and $79,
     respectively) ...............................................................        1,435           998
   Amortization (recovery) of deferred stock-based compensation ..................       (1,219)        1,624
   Amortization of goodwill and identifiable intangibles .........................          287            --
   Impairment of goodwill ........................................................        4,930            --
   Restructuring charges .........................................................        4,235            --
                                                                                       --------      --------
     Total operating expenses ....................................................       22,749        15,330
                                                                                       --------      --------
Operating loss ...................................................................      (21,617)      (10,172)
   Interest and other income, net ................................................          345         1,542
   Equity in loss of associated company ..........................................          (66)           --
                                                                                       --------      --------
Loss before income taxes .........................................................      (21,338)       (8,630)
Income taxes .....................................................................           --            --
                                                                                       --------      --------
Net loss .........................................................................      (21,338)       (8,630)
                                                                                       ========      ========

Basic and diluted loss per common share ..........................................     $  (0.57)     $  (0.29)
                                                                                       ========      ========
Shares used in computing basic and diluted loss per
   common share (in thousands) ...................................................       37,275        29,959
                                                                                       ========      ========


     See accompanying notes to condensed consolidated financial statements.




================================================================================
Last Updated on Monday, August 13, 2001 at 4:30 PM                             4

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================


                          DELANO TECHNOLOGY CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS)

                                                                       THREE MONTHS ENDED
                                                                            JUNE 30,
                                                                       2001         2000
                                                                    ----------    ---------
Cash provided by (used in):
Operating activities:
   Loss for the period ........................................     $(21,338)     $ (8,630)
   Depreciation and amortization which does not involve cash ..        1,453           351
   Amortization (recovery) of deferred stock-based compensation       (1,219)        1,624
   Impairment of goodwill .....................................        4,930            --
   Equity in loss of associated company .......................           66            --
   Non-cash charges ...........................................          525            --
   Changes in non-cash operating working capital:
     Accounts receivable trade ................................        3,739        (1,941)
     Prepaid expenses and other assets ........................        1,288          (197)
     Accounts payable and accrued liabilities .................       (3,632)          555
     Restructuring charge accrual .............................         (102)           --
     Deferred revenue .........................................         (521)           10
                                                                    --------      --------
   Net cash used in operating activities ......................      (14,811)       (8,228)
Financing activities:
   Issuance of common shares and warrants .....................           14             6
   Repayment of obligations under capital leases ..............          (43)          (43)
                                                                    --------      --------
   Net cash used in financing activities ......................          (29)          (37)
Investing activities:
   Sale of short-term investments .............................        1,155         9,478
   Additions to property and equipment ........................         (234)       (2,672)
   Proceeds on sale of fixed assets ...........................           29            --
                                                                    --------      --------
   Cash provided by investing activities ......................          950         6,806
Effect of currency translation of cash balances ...............           41            --
                                                                    --------      --------
Decrease in cash and cash equivalents .........................      (13,849)       (1,459)
Cash and cash equivalents, beginning of period ................       34,209        82,370
                                                                    --------      --------
Cash and cash equivalents, end of period ......................     $ 20,360      $ 80,911
                                                                    ========      ========


     See accompanying notes to condensed consolidated financial statements.




================================================================================
Last Updated on Monday, August 13, 2001 at 4:30 PM                             5

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================


                          DELANO TECHNOLOGY CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements have been prepared by Delano Technology Corporation ("Delano" or the "Company") and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending March 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with Delano's audited consolidated financial statements and notes included in Delano's Annual Report on Form 10-K for the year ended March 31, 2001.

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

      Details of stock option transactions are as follows:


                                            OPTIONS                       WEIGHTED
                                           AVAILABLE                       AVERAGE
                                              FOR          NUMBER       EXERCISE PRICE
                                             GRANT       OF OPTIONS       PER SHARE
                                         -----------    ------------    --------------
Balances, March 31, 2000 ...........      1,231,150       4,013,600      $   2.51
      Additional options authorized       3,835,382
      Options granted ..............     (6,466,956)      6,466,956      $   7.24
      Options exercised ............                       (694,592)     $   0.59
      Options cancelled ............      1,677,928      (1,677,928)     $   7.28
                                         ----------      ----------
Balances, March 31, 2001 ...........        277,504       8,108,036      $   4.90
      Additional options authorized
      Options granted ..............        (56,500)         56,500      $   0.76
      Options exercised ............                        (70,672)     $   0.20
      Options cancelled ............      1,246,218      (1,246,218)     $   7.44
                                         ----------      ----------
Balances, June 30, 2001 ............      1,467,222       6,847,646      $   4.13
                                         ==========      ==========
Options exercisable at June 30, 2001                      2,242,108      $   2.17
                                                         ==========


      The stock options expire at various dates between May 2003 and September 2010.



================================================================================
Last Updated on Monday, August 13, 2001 at 4:30 PM                             6

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================



      The Company recorded deferred stock-based compensation amounting to $2.3 million for the three months ended June 30, 2000 and reduced deferred stock-based compensation amounting to $5.2 million for the three months ended June 30, 2001. Amortization of deferred stock-based compensation amounted to $1.6 million for the three months ended June 30, 2000, compared to a net recovery of $1.2 million for the three months ended June 30, 2001.

      The amortization of deferred stock-based compensation relates to the following cost of service revenues and operating expense categories (in thousands):

                                                                            THREE MONTHS ENDED
                                                                                  JUNE 30,
                                                                          2001              2000
                                                                       ----------         ---------
Cost of service revenues......................................         $      19          $      65
Sales and marketing...........................................            (1,176)             1,427
Research and development .....................................              (133)                53
General and administrative....................................                71                 79
                                                                       ---------          ---------
                                                                       $  (1,219)         $   1,624
                                                                       ==========         =========


NOTE 3.  COMPREHENSIVE LOSS

      In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from shareholder transactions. Comprehensive loss for the three months ended June 30, 2000 and June 30, 2001, was not materially different from net loss for the periods.

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

                                                                       THREE MONTHS ENDED
                                                                            JUNE 30,
                                                                        2001           2000
                                                                     ---------       ---------
Revenue by geographic locations:
   United States .............................................       $  2,398        $  3,472
   Canada.....................................................            555           1,224
   Europe.....................................................             83           1,322
                                                                     --------        --------
                                                                     $  3,036        $  6,018
                                                                     ========        ========

      For the three months ended June 30, 2001, two customers accounted for 26% and 23% of total revenues, respectively. For the three months ended June 30, 2000, one customer accounted for 15% of total revenues. As at June 30, 2001, the Company had a receivable from four significant customers amounting to 23%, 15%, 12% and 10% of total accounts receivable trade, respectively. As at June 30, 2000, the Company had a receivable from one significant customer amounting to 10% of total accounts receivable trade.

NOTE 5.  JOINT VENTURES AND INVESTMENT IN AFFILIATE

      In June 2000, the Company formed Delano Minerva Holdings Inc. ("Minerva"), and has a controlling position with a 50% ownership and a majority of the seats of the Board of Directors. During fiscal 2001, the Company's proportionate share of Minerva's losses exceeded its investment and therefore the Company consolidated Minerva's results of operations, which were included within the Company's fiscal 2001 revenue, cost and expense categories. During the three months ended June 30, 2001, the Company agreed to pay $100,000 for the remaining ownership interest in Minerva and subsequent to June 30, the Company will close down the operation.


================================================================================
Last Updated on Monday, August 13, 2001 at 4:30 PM                             7

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================



      In December 2000, the Company invested in a joint venture, Delano Asia-Pacific, as a minority interest party by acquiring 19.9% of the common shares. The joint venture partner was eGlobal Technology Services Holding Limited of Singapore. The investment in this joint venture has been made in the form of a $398,000 capital contribution, as well as a long-term non-interest bearing loan receivable of $602,000. This investment is accounted for using the equity method of accounting. For the three months ended June 30, 2001 the Company recognized $65,732 of losses and during fiscal 2001, the Company recognized $278,000 of losses, which represent the Company's proportionate share of the joint ventures losses, net of the intercompany elimination.

NOTE 6.  SPECIAL CHARGES

      Special charges for the three months ended June 30, 2001 includes a $4.2 million restructuring charge and a $4.9 million goodwill impairment.

      During the three months ended March 31, 2001, the Company incurred a restructuring charge of $6.3 million as part of a plan to improve its operating results by reducing employees, by closing duplicative Company facilities in the USA and Canada, and by implementing other measures. During the three months ended June 30, 2001 an additional $848,000 was accrued relating to a change in estimate for one of the facilities. This charge is part of a plan to streamline the Company's efforts to focus on achieving profitability. The restructuring charge was comprised of $3.2 million for reductions in employee numbers, $3.0 million (after adjustment) for facilities related costs including penalties associated with the reduction of lease commitments and future lease payments and $900,000 related to eliminating the Company's ASP sales model. As of June 30, 2001, $4.3 million had been paid out on the restructuring charge. Most of the remaining $2.8 million that was not yet paid relates to lease commitments and is payable monthly until July 2005.

      During the three months ended June 30, 2001, the Company incurred an additional restructuring charge of $3.4 million as part of a plan to improve its operating results by reducing employees, by closing duplicative Company facilities in the USA, and by implementing other measures. This charge is part of a plan to streamline the Company's efforts to focus on achieving profitability. The restructuring charge was comprised of $2.6 million for reductions in employee numbers, $573,000 for facilities related costs including penalties associated with the reduction of lease commitments and future lease payments and $240,000 related to the termination of the Minerva joint venture. As of June 30, 2001, $2.7 million had been paid out on the restructuring charge. Most of the remaining $700,000 relates to employee termination costs and lease commitments and will be paid by January 2002.

      The Company determined its restructuring charge in accordance with Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3") and Staff Accounting Bulletin No. 100 ("SAB 100"). EITF 94-3 and SAB 100 require that the Company commit to an exit plan before it accrues employee termination costs and exit costs. On January 4, 2001, the Company's senior management prepared and approved a detailed exit plan that included the termination of 102 employees, closure of certain facilities and the elimination of the ASP sales model. On April 23, 2001, the Company's senior management prepared and approved a second detailed exit plan that included the additional termination of 140 employees and closure of additional facilities.

      In connection with the restructuring actions for the three months ended March 31, 2001, the Company terminated the employment of 102 employees, consisting primarily of sales and marketing employees, applications development employees, technical and other support employees, and administrative employees in all locations. In addition, the Company did not replace approximately 34 employees who resigned voluntarily during the three months ended March 31, 2001. At March 31, 2001, the Company had terminated all employees associated with these restructuring actions. At March 31, 2001, the Company had exited a portion of its facilities in Markham and most of its offices in the USA. The Company has entered into sublease arrangements for some of its office space.

      In connection with the restructuring actions for the three months ended June 30, 2001, the Company terminated the employment of 140 employees, consisting primarily of applications development employees, sales and marketing employees, technical and other support employees, and administrative employees in all locations. In addition, the Company did not replace approximately 39 employees who resigned voluntarily during the three months ended June 30, 2001. At June 30, 2001, the Company had terminated all employees associated with these restructuring actions. At June 30, 2001, the Company had exited its facilities in its offices in the USA identified in the restructuring plan.

      Restructuring charge accruals, both current and long-term, are shown separately on the condensed consolidated balance sheet at June 30, 2001. The long-term restructuring charge accrual relates specifically to future lease payment



================================================================================
Last Updated on Monday, August 13, 2001 at 4:30 PM                             8

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================


commitments that extend beyond one year. Detail of the restructuring charges as of and for the three months ended June 30, 2001 are summarized below:

  FOURTH QUARTER 2001             ORIGINAL        ADJUSTMENTS                       BALANCE AT
 RESTRUCTURING ACTIONS:            CHARGE         (REVERSALS)       UTILIZED       JUNE 30, 2001
-----------------------          ----------       -----------       --------       -------------
Employee related                   $3,237            $   --            $3,215            $   22
Facilities related                  2,158               848               779             2,227
ASP sales model related               868                --               348               520
                                   ------            ------            ------            ------
                                   $6,263            $  848            $4,342            $2,769
                                   ======            ======            ======            ======


                                  ORIGINAL        ADJUSTMENTS                       BALANCE AT
BALANCE SHEET COMPONENTS           CHARGE         (REVERSALS)       UTILIZED       JUNE 30, 2001
-----------------------          ----------       -----------       --------       -------------

Accounts payable                   $   46            $   --            $   46            $   --
Accrued liabilities                 6,217               848             4,296             2,769
                                   ------            ------            ------            ------
                                   $6,263            $  848            $4,342            $2,769
                                   ======            ======            ======
Less: current portion                                                                     1,100
                                                                                         ------
Long-term portion                                                                        $1,669
                                                                                         ======


   FIRST QUARTER 2002             ORIGINAL        ADJUSTMENTS                       BALANCE AT
 RESTRUCTURING ACTIONS:            CHARGE         (REVERSALS)       UTILIZED       JUNE 30, 2001
-----------------------          ----------       -----------       --------       -------------

Employee related                   $2,574            $   --            $2,172            $  402
Facilities related                    573                --               414               159
Joint venture                         240                --               140               100
                                   ------            ------            ------            ------
                                   $3,387            $   --            $2,726            $  661
                                   ======            ======            ======            ======



                                  ORIGINAL        ADJUSTMENTS                       BALANCE AT
BALANCE SHEET COMPONENTS           CHARGE         (REVERSALS)       UTILIZED       JUNE 30, 2001
-----------------------          ----------       -----------       --------       -------------

Accounts payable                   $   --            $   --            $   --            $   --
Accrued liabilities                 3,387                --             2,726               661
                                   ------            ------            ------            ------
                                   $3,387            $   --            $2,726            $  661
                                   ======            ======            ======            ======
Less: current portion                                                                       661
                                                                                         ------
Long-term portion                                                                        $   --
                                                                                         ======


      In July 2001, the Company announced further restructuring plans to reduce its headcount by approximately 180 employees and close additional offices in Canada, the United States and Europe. There was no impact on the financial statements for the three months ended June 30, 2001 relating to these actions. The Company expects to recognize a restructuring charge in the second quarter of fiscal year 2002 relating to the July 2001 restructuring of approximately $8.5 million. Of the $8.5 million restructuring charge, a cash outlay of approximately $3.5 million will be required in the second quarter of fiscal year 2002.

       We performed an impairment assessment of the remaining goodwill recorded in connection with the acquisition of Continuity and DA. The assessment was performed primarily due to the significant sustained decline in our stock price since the valuation date of the shares issued in the Continuity and DA acquisitions resulting in our net book value of our assets prior to the impairment charge significantly exceeding our market capitalization, the overall decline in the industry growth rates, and our lower first quarter of 2001 actual and projected operating results. As a result of our review, we recorded a $4.9 million impairment charge to reduce the remaining goodwill. The charge was determined based upon our estimated discounted cash flows over the remaining estimated useful life of the goodwill using a discount rate of 24.8%. The assumptions supporting the cash flows including the discount rate were determined using our best estimates as of such date.


================================================================================
Last Updated on Monday, August 13, 2001 at 4:30 PM                             9

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================


NOTE 7.  RELATED PARTY TRANSACTIONS

      The Company has accrued consulting fees payable to a director of the Company amounting to $184,000 for the three-month period ended June 30, 2001.

NOTE 8.  RECENT ACCOUNTING PRONOUNCEMENTS

     In prior years, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" or SFAS No. 133 and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Hedging Activities" or SFAS No. 138, which amended SFAS No. 133. Because the Company currently holds no derivative financial instruments and the Company does not currently engage in hedging activities, the adoption of SFAS No. 133 and SFAS No. 138 is not expected to have a material impact on the Company's financial condition or results of operations.

NOTE 9.  SUBSEQUENT EVENT

      In July 2001, the Company announced further restructuring plans to reduce its headcount by approximately 180 employees and close additional offices in Canada, the United States and Europe. There was no impact on the financial statements for the three months ended June 30, 2001 relating to these actions. The Company expects to recognize a restructuring charge in the second quarter of fiscal year 2002 relating to the July 2001 restructuring of approximately $8.5 million. Of the $8.5 million restructuring charge, a cash outlay of approximately $3.5 million will be required in the second quarter of fiscal year 2002.

      On August 2, 2001, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York, also naming as defendants FleetBoston Robertson Stephens, the lead underwriter in the Company's initial public offering, and certain officers of the Company. The complaint, which seeks unspecified damages, alleges that the Company's lead underwriters, the Company, and the other named defendants violated federal securities laws by making material false and misleading statements in the Company's prospectus incorporated in its registration statement on Form F-1 filed with the SEC in February of 2000. A subsequent, substantially similar lawsuit has also been filed, and the company anticipates that additional related substantially identical lawsuits may be brought. The Company denies the allegations concerning it in these lawsuits and intends to vigorously defend itself.



================================================================================
Last Updated on Monday, August 13, 2001 at 4:30 PM                            10

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================


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

      The following discussion should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this Form 10-Q.

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

     o    the license fee is fixed or determinable; and

     o    the license fee is collectible.



================================================================================
Last Updated on Monday, August 13, 2001 at 4:30 PM                            11

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================


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

      In connection with the granting of stock options and the issuance of a warrant to our employees and a consultant, we recorded deferred stock-based compensation totaling $13.7 million through March 31, 2001. This amount represents the total difference between the exercise prices of stock options and the warrant and the deemed fair value of the underlying common stock for accounting purposes on the date these stock options were granted and the warrant issued. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board, or ("FASB"), Interpretation No. 28. We recorded $1.6 million of stock-based compensation amortization expense during the three months ended June 30, 2000 compared to a recovery of $1.2 million of stock-based compensation amortization expense during the three months ended June 30, 2001. As of June 30, 2001, we had a total of $4.5 million of deferred stock-based compensation that had not been amortized. The amortization of the remaining deferred stock-based compensation will result in additional charges to operations through December 2003 of approximately $500,000 per quarter. The amortization of deferred stock-based compensation is classified as a separate component of operation expenses in our consolidated statement of operations.

      In our development of new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, our software development costs eligible for capitalization have been insignificant and all costs related to internal product development have been expensed as incurred.

      Special charges for the three months ended June 30, 2001 includes a $4.2 million restructuring charge and a $4.9



================================================================================
Last Updated on Monday, August 13, 2001 at 4:30 PM                            12

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================


million goodwill impairment.

      During the three months ended March 31, 2001, the Company incurred a restructuring charge of $6.3 million as part of a plan to improve its operating results by reducing employees, by closing duplicative Company facilities in the USA and Canada, and by implementing other measures. During the three months ended June 30, 2001 an additional $848,000 was accrued relating to a change in estimate for one of the facilities. This charge is part of a plan to streamline the Company's efforts to focus on achieving profitability. The restructuring charge was comprised of $3.2 million for headcount reductions, $3.0 million (after adjustment) for facilities related costs including penalties associated with the reduction of lease commitments and future lease payments and $900,000 related to eliminating the Company's ASP sales model. As of June 30, 2001, $4.3 million had been paid out on the restructuring charge. Most of the remaining $2.8 million that was not yet paid relates to lease commitments and is payable monthly until July 2005.

      During the three months ended June 30, 2001, the Company incurred an additional restructuring charge of $3.4 million as part of a plan to improve its operating results by reducing employees, by closing duplicative Company facilities in the USA and United Kingdom, and by implementing other measures. This charge is part of a plan to streamline the Company's efforts to focus on achieving profitability. The restructuring charge was comprised of $2.6 million for reductions in employee numbers, $2.6 million for facilities related costs including penalties associated with the reduction of lease commitments and future lease payments and $240,000 related to the termination of the Minerva joint venture. As of June 30, 2001, $3.6 million had been paid out on the restructuring charge. Most of the remaining $700,000 relates to employee termination costs and lease commitments and will be paid by January 2002.

      The Company determined its restructuring charge in accordance with Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3") and Staff Accounting Bulletin No. 100 ("SAB 100"). EITF 94-3 and SAB 100 require that the Company commit to an exit plan before it accrues employee termination costs and exit costs. On January 4, 2001, the Company's senior management prepared and approved a detailed exit plan that included the termination of 102 employees, closure of certain facilities and the elimination of the ASP sales model. On April 23, 2001, the Company's senior management prepared and approved a second detailed exit plan that included the additional termination of 140 employees and closure of additional facilities.

      In connection with the restructuring actions, the Company terminated the employment of 102 employees, consisting primarily of sales and marketing employees, applications development employees, technical and other support employees, and administrative employees in all locations. In addition, the Company did not replace approximately 34 employees who resigned voluntarily during the three months ended March 31, 2001. At March 31, 2001, the Company had terminated all employees associated with these restructuring actions. At March 31, 2001, the Company had exited a portion of its facilities in Markham and most of its offices in the USA. The Company has entered into sublease arrangements for some of its office space.

      In connection with the restructuring actions for the three months ended June 30, 2001, the Company terminated the employment of 140 employees, consisting primarily of applications development employees, sales and marketing employees, technical and other support employees, and administrative employees in all locations. In addition, the Company did not replace approximately 39 employees who resigned voluntarily during the three months ended June 30, 2001. At June 30, 2001, the Company had terminated all employees associated with these restructuring actions. At June 30, 2001, the Company had exited its facilities in its offices in the USA identified in the restructuring plan.

      We performed an impairment assessment of the remaining goodwill recorded in connection with the acquisition of Continuity and DA. The assessment was performed primarily due to the significant sustained decline in our stock price since the valuation date of the shares issued in the Continuity and DA acquisitions resulting in our net book value of our assets prior to the impairment charge significantly exceeding our market capitalization, the overall decline in the industry growth rates, and our lower first quarter of 2001 actual and projected operating results. As a result of our review, we recorded a $4.9 million impairment charge to reduce the remaining goodwill. The charge was determined based upon our estimated discounted cash flows over the remaining estimated useful life of the goodwill using a discount rate of 24.8%. The assumptions supporting the cash flows including the discount rate were determined using our best estimates as of such date.

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


================================================================================
Last Updated on Monday, August 13, 2001 at 4:30 PM                            13

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================



recently, this trend may not be sustainable. Furthermore, we may not achieve or maintain profitability in the future.

RESULTS OF OPERATIONS

Three months ended June 30, 2001 compared to three months ended June 30, 2000.

      Revenues. Total revenues for the quarter ended June 30, 2001 were $3.0 million compared to $6.0 million for the quarter ended June 30, 2000. In the quarter ended June 30, 2001 license revenues accounted for $1.2 million or 39.6% of total revenues. In the quarter ended June 30, 2000, license revenues accounted for $5.4 million, or 89.1% of total revenues. Services revenues, including maintenance and services fees, accounted for $1.8 million, or 60.4% of revenues for the quarter ended June 30, 2001, compared to $657,000 or 10.9% of total revenues for the quarter ended June 30, 2000. Approximately 79.0% of our total revenues were generated in the United States, 18.3% were generated in Canada and 2.7% were generated elsewhere in the quarter ended June 30, 2001, compared to 57.7%, 20.3% and 22.0% respectively for the quarter ended June 30, 2000.

      Cost of revenues. Cost of license revenues was $77,000 or 2.5% of total revenues for the quarter ended June 30, 2001 compared to $59,000 for the quarter ended June 30, 2000 or 1.0% of total revenues. Cost of services revenues was $1.8 million, or 60.2% of total revenues for the quarter ended June 30, 2001, compared to $801,000 for the quarter ended June 30, 2001, or 13.3% of total revenues. We anticipate that cost of service revenues will decrease in absolute dollars as we made a reduction in services personnel as part of our July restructuring. We anticipate that the cost of license revenues will stay proportionate with license revenues.

      Sales and marketing. Sales and marketing expenses decreased from $10.4 million or 172.6% of revenues for the quarter ended June 30, 2000 to $8.1 million or 268.4% of revenues for the quarter ended June 30, 2001. This decrease was attributable primarily to the reduction of sales and marketing personnel and lower marketing costs due to reduced promotional activities. As part of the company's April restructuring, we anticipate that sales and marketing expenses will decrease in absolute dollars as we have further reduced the number of sales and marketing personnel in July and reduced discretionary marketing programs.

      Research and development. Research and development expenses increased from $2.3 million or 38.5% of revenues for the quarter ended June 30, 2000 to $4.9 million or 162.4% of revenues for the quarter ended June 30, 2001. This increase was attributable primarily to the addition of product development and related services personnel and to increased consulting and recruiting costs. We anticipate that research and development expenses will decrease in absolute dollars, and will reduce as a percentage of total revenues from period to period as we have reduced research and development personnel as part of our April and July restructurings.

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

      General and administrative. General and administrative expenses increased from $1.0 million or 16.6% of revenues for the quarter ended June 30, 2000 to $1.4 million or 47.3% of revenues for the quarter ended June 30, 2001, due primarily to the addition of administrative personnel, increased consulting costs and to higher facilities-related expenses necessary to support our growth. We expect that general and administrative expenses will decrease in absolute dollars as we have reduced personnel and related costs as part of our April and July restructurings.

      Amortization of goodwill and identifiable intangibles. On September 26, 2000, the Company completed its acquisition of Continuity. As a result of the acquisition, $19.4 million was allocated to goodwill, and identifiable intangibles. This amount is being amortized on a straight-line basis over a period of three years for identifiable intangibles,



================================================================================
Last Updated on Monday, August 13, 2001 at 4:30 PM                            14

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================


and five years for goodwill from October 1, 2000. On October 16, 2000, the Company completed its acquisition of Digital Archaeology. As a result of the acquisition, $94.2 million was allocated to goodwill and identifiable intangibles. This amount is being amortized from October 16, 2000 on a straight-line basis over a period of three years for identifiable intangibles and five years for goodwill. For the quarter ended June 30, 2001, $287,000 (2000
- nil) of goodwill amortization was recorded.

      If events or changes in circumstances indicate that these long lived assets will not be recoverable, as determined based on the undiscounted cash flows of the acquired businesses or if determined that the amounts paid for them would have changed materially based on underlying changes in the financial markets and therefore fundamental changes in the value of technology companies, over the remaining amortization period, the carrying value is reduced to net realizable value. For the three months ended March 31, 2001, goodwill and identifiable intangibles was reduced by approximately $97.0 million. For the three months ended June 30, 2001, goodwill was reduced by a further $4.9 million

      Amortization of deferred stock-based compensation. We incurred a recovery of $1.2 million or 40.2% of revenues in the quarter ended June 30, 2001 compared to a charge of $1.6 million or 27.0% of revenues for the quarter ended June 30, 2000 related to the issuance of stock options with exercise prices less than the deemed fair market value for financial reporting purposes on the date of grant.

      Interest income, net. Interest income, net for the period ended June 30, 2001 was $345,000. Interest income, net for the quarter ended June 30, 2000 was $1.5 million, reflecting the interest earned on the cash and cash equivalents balance arising from our special warrant offering in June 1999 and our initial public offering in February 2000. The decrease in interest income reflects lower cash balances and lower interest rates.

      Provision for income taxes. A deferred tax asset of $23.8 million existed as of June 30, 2001 compared to $4.6 million at June 30, 2000. A valuation allowance is recorded against a deferred tax asset if it is more likely than not that the asset will not be realized. A valuation allowance taken against substantially the entire deferred tax asset reflects the lack of profitability in the past, the significant risk that taxable income would not be generated in the future and the non-transferable nature of the deferred tax asset under certain conditions.

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



================================================================================
Last Updated on Monday, August 13, 2001 at 4:30 PM                            15

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================


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

      Our operating activities used cash of $8.2 million for the quarter ended June 30, 2000 and cash of $14.8 million for the quarter ended June 30, 2001. Our negative operating cash flow resulted principally from the net losses that we incurred during these periods. The company has taken restructuring actions in April and July to reduce expenses.

      Our financing activities used $37,000 in the quarter ended June 30, 2000 and used $29,000 in quarter ended June 30, 2001, mostly related to payments on capital leases.

      Our investing activities, consisting of the purchase or sale of computer equipment, software, furniture and equipment, net of the sale of short-term investments provided cash of $6.8 million during the quarter ended June 30, 2000, and $950,000 during the quarter ended June 30, 2001.

      In March 1999, we obtained a lease line of credit from a Canadian chartered bank to purchase equipment and furniture. Approximately $218,000 was outstanding as of June 30, 2001. The ceiling on the lease line of credit is Cdn$1,000,000 (approximately $661,000). The lease line of credit is not collateralized with cash for the amount of the line



================================================================================
Last Updated on Monday, August 13, 2001 at 4:30 PM                            16

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================


that is used for leasing equipment.

      Our capital requirements depend on a number of factors. In April and July, the company completed restructurings of its operations to reduce the cost of operating the business and expects quarterly expenses to be less than the quarter ended June 30, 2001. The company will also have to pay out certain obligations related to these restructurings. We expect to continue to devote resources to continue our research and development efforts, our sales, support, and marketing efforts. Our expenditures have increased substantially since the date of incorporation, but we anticipate that capital expenditures and quarterly expenses will decrease in absolute dollars compared to the June 30, 2001 quarter.

      At June 30, 2001, we had cash and cash equivalents aggregating $20.4 million. We believe based on current forecasts that our current cash and cash equivalents are sufficient to fund our operations and pay out our obligations as a result of our restructurings for at least the next 12 months. If cash generated from operations is insufficient to meet our long-term liquidity needs, we may need to raise additional funds or seek other financing arrangements. Additional funding may not be available on favorable terms or at all. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, products or technologies, we may, from time to time, evaluate potential acquisitions of other businesses, products and technologies. In order to consummate potential acquisitions, we may issue additional securities or need additional equity or debt financing and any such financing may be dilutive to existing investors.

RECENT ACCOUNTING PRONOUNCEMENT

     In prior years, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" or SFAS No. 133 and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Hedging Activities" or SFAS No. 138, which amended SFAS No. 133. Because the Company currently holds no derivative financial instruments and the Company does not currently engage in hedging activities, the adoption of SFAS No. 133 and SFAS No. 138 is not expected to have a material impact on the Company's financial condition or results of operations.



================================================================================
Last Updated on Monday, August 13, 2001 at 4:30 PM                            17

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================


RISK FACTORS

      INVESTING IN OUR COMMON SHARES WILL SUBJECT YOU TO RISKS INHERENT IN OUR BUSINESS. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS AS WELL AS OTHER INFORMATION CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q BEFORE DECIDING TO INVEST IN OUR COMMON SHARES. IF ANY OF THE RISKS DESCRIBED BELOW OCCURS, OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED. IN SUCH CASES, THE PRICE OF OUR COMMON SHARES COULD DECLINE, AND YOU MAY LOSE PART OR ALL OF YOUR INVESTMENT.

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

     o    any costs or expenses related to our move to new corporate offices;
          and,

     o our operating results may also be affected by the following factors over which we have little or no control:

          >> the evolving and varying demand for interaction-based software products and services for e-businesses, particularly our products and services;

          >> the discretionary nature of our client's purchasing and budgetary cycles;

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

WE HAVE A HISTORY OF LOSSES, WE MAY INCUR LOSSES IN THE FUTURE.


================================================================================
Last Updated on Monday, August 13, 2001 at 4:30 PM                            18

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================


      Since we began operations in May 1998, we have incurred substantial operating losses in every quarter. As a result of accumulated operating losses, as of June 30, 2001, we had an accumulated deficit of $193.7 million. For the three months ended June 30, 2001, we had a net loss of $21.3 million, or 602.8% of total revenues for that period. Our revenue in recent periods has been from a limited base of clients, and we may not be able to sustain our revenue. We expect to decrease our operating expenses as part of our restructuring efforts. We may experience losses and negative cash flow, even if sale of our products and services continues to grow, and we may not generate sufficient revenues to achieve profitability in the future.

WE ARE DEPENDENT UPON A LIMITED NUMBER OF CLIENTS, AND A LOSS OF ANY OF THESE CLIENTS OR A REDUCTION, DELAY OR CANCELLATION IN ORDERS FROM THESE CLIENTS COULD HARM OUR BUSINESS.

      To date, a significant portion of the total revenues has been derived from sales to a small number of clients. In the three months ended June 30, 2001, two customers accounted for 26% and 23% of our total revenues, respectively. We expect that we will continue to be dependent upon a limited number of clients for a significant portion of our revenue in future periods. There can be no assurance that our existing clients or any future clients will continue to use our products. A reduction, delay or cancellation in orders from our clients, including reductions or delays due to market, economic or competitive conditions, could have a materially adverse effect on our business, operating results and financial condition.

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

OUR PRODUCTS AND SERVICES MAY NOT BE ACCEPTED BY THE MARKETPLACE.

      Of our total revenues of $3.0 million for the three months ended June 30, 2001, $1.2 million were derived from licenses of our products and $1.8 million was from related services. We are not certain that our target clients will widely adopt and deploy our products and services. Our future financial performance will depend on the successful development, introduction and client acceptance of new and enhanced versions of our products. In the future, we may not be successful in marketing our products and services or any new or enhanced products.

WE EXPECT TO DEPEND ON SALES OF OUR DELANO INTERACTION SERVER AND APPLICATIONS FOR A SUBSTANTIAL MAJORITY OF OUR REVENUES FOR THE FORESEEABLE FUTURE.

      In the three months ended June 30, 2001, we derived most of our revenues from licenses of our Delano Interaction Server and applications. Although we have added new product offering, we expect to continue to derive a substantial majority of our revenues from sales of the Delano Interaction Server and applications for the foreseeable future. Implementation of our strategy depends on our products being able to solve the communication needs of businesses engaging in commercial transactions over the internet or having an internet presence. If current or future clients are not satisfied with our products, our business and operating results could be seriously harmed.

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

      Future versions of hardware and software platforms embodying new technologies and the emergence of new industry standards could render our products obsolete. The market for e-business communications software is characterized by:

     o    rapid technological change;

     o    frequent new product introductions;

     o    changes in customer requirements; and

     o    evolving industry standards.


================================================================================
Last Updated on Monday, August 13, 2001 at 4:30 PM                            19

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================


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


================================================================================
Last Updated on Monday, August 13, 2001 at 4:30 PM                            20

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================


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

       We may not realize the benefits from the acquisitions we have completed. In September 2000, we acquired Continuity, and in October 2000, we acquired Digital Archaeology. In July we completed a restructuring of our operations that resulted in a reduction of many of the employees from the acquired companies. We may not be able to successfully assimilate the remaining personnel, operations, acquired technology and products into our business. This is particularly difficult since Digital Archaeology's operation is located in Kansas while we are headquartered in Markham, Canada. Key personnel from the acquired companies may in the future decide that they do not want to work for us. In addition, products of these companies will have to be integrated into our products, and it is uncertain whether we may accomplish this easily or at all. These difficulties could disrupt our ongoing business, distract management and employees or increase expenses. Acquisitions are inherently risky and we may also face unexpected costs, which may adversely affect operating results in any quarter.

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


================================================================================
Last Updated on Monday, August 13, 2001 at 4:30 PM                            21

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================



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



================================================================================
Last Updated on Monday, August 13, 2001 at 4:30 PM                            22

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================


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


================================================================================
Last Updated on Monday, August 13, 2001 at 4:30 PM                            23

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================


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


================================================================================
Last Updated on Monday, August 13, 2001 at 4:30 PM                            24

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================


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



================================================================================
Last Updated on Monday, August 13, 2001 at 4:30 PM                            25

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================



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

      We have been incorporated under the laws of the Province of Ontario, and our executive offices are located in Ontario. Many of our directors, controlling persons and officers, and representatives of the experts named in our Annual Report on Form 10-K, are residents of Canada and a substantial portion of their assets and a majority of our assets are located outside the United States. Consequently, it may be difficult for you to enforce against us or any of our directors, controlling persons, officers or experts who are not resident in the United States, liabilities based solely upon the federal securities laws of the United States.

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



================================================================================
Last Updated on Monday, August 13, 2001 at 4:30 PM                            26

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================


PART II: OTHER INFORMATION

ITEM 4:  LEGAL PROCEEDINGS

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

      On August 2, 2001, a securities class action complaint, Alan Shapiro v. Delano Technology Corporation et al., was filed in the U.S. District Court for the Southern District of New York, also naming as defendants FleetBoston Robertson Stephens, the lead underwriter in the Company's initial public offering, and certain officers of the Company. The complaint, which seeks unspecified damages, alleges that the Company's lead underwriters, the Company, and the other named defendants violated federal securities laws by making material false and misleading statements in the Company's prospectus incorporated in its registration statement on Form F-1 filed with the SEC in February of 2000. The allegations of the complaint are generally related to the alleged receipt of excessive and undisclosed commissions by the Company's underwriters and alleged prohibited after-market transactions by the underwriters, in connection with their allocation of shares of common stock in the Company's initial public offering. A subsequent, substantially similar lawsuit has also been filed, and the company anticipates that additional related substantially identical lawsuits may be brought. The Company understands that various plaintiffs have filed similar actions asserting virtually identical allegations against more than 100 other companies relating to the allocation of shares in their initial public offerings. The Company denies the allegations concerning it in these lawsuits and intends to vigorously defend itself.



================================================================================
Last Updated on Monday, August 13, 2001 at 4:30 PM                            27

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================


ITEM 5:  CHANGES IN SECURITIES AND USE OF PROCEEDS

      Not applicable

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

      Not applicable




================================================================================
Last Updated on Monday, August 13, 2001 at 4:30 PM                            28

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================



                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


August 2, 2001                              Delano Technology Corporation




         /s/ DENNIS BENNIE                  Chairman, Board of Directors
                                            (Principal Executive Officer)
-----------------------------------
Dennis Bennie




         /s/ THOMAS HEARNE                  Chief Financial Officer
                                            (Principal Financial Officer
-----------------------------------         And Principal Accounting Officer)
Thomas Hearne





================================================================================
Last Updated on Monday, August 13, 2001 at 4:30 PM                            29