Form 10-Q
period 2001-09-30
DELANO TECHNOLOGY CORP
filed 2001-11-09
CIK 1100043

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

(x) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the quarter ended September 30, 2001; or

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

                       ----------------------------------

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

                       ----------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ].

As of Wednesday, October 31, 2001 Registrant had outstanding 37,761,323 shares of Common Stock.


--------------------------------------------------------------------------------
                                                                               1

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================




                          DELANO TECHNOLOGY CORPORATION

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                          PART I: FINANCIAL INFORMATION
Item 1     Financial Statements
               Condensed Consolidated Balance Sheets at September 30,
                  2001 and March 31, 2001................................    3
               Unaudited Condensed Consolidated Statements of
                  Operations for the three months and six months
                  ended September 30, 2001 and 2000......................    4
               Unaudited Condensed Consolidated Statements of Cash
                  Flows for the six months ended September 30, 2001
                  and 2000...............................................    5
               Notes to the Unaudited Condensed Consolidated
                  Financial Statements...................................    6
Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................   12
Item 3     Quantitative and Qualitative Disclosures About Market Risk....   21


                           PART II: OTHER INFORMATION

Item 1     Legal Proceedings.............................................   30

Item 2     Changes in Securities and Use of Proceeds.....................   30

Item 3     Defaults upon Senior Securities...............................   30

Item 4     Submission of Matters to a Vote of Security Holders...........   30

Item 5     Other information.............................................   31

Item 6     Exhibits and Reports on Form 8-K..............................   31

Signatures...............................................................   32





--------------------------------------------------------------------------------
                                                                               2

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================



PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                          DELANO TECHNOLOGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS)

                                                                                       SEPTEMBER 30,   MARCH 31,
                                                                                           2001          2001
                                                                                       -------------   ---------
ASSETS                                                                                  (unaudited)
Current assets:
   Cash and cash equivalents ........................................................    $  12,378     $  34,209
   Short-term investments ...........................................................           --         1,155
   Accounts receivable trade, net of allowance for doubtful accounts of $1,218 at
     September 30, 2001, and $1,859 at March 31, 2001 ...............................        5,347         8,099
   Prepaid expenses and other .......................................................        1,297         3,674
                                                                                         ---------     ---------
     Total current assets ...........................................................       19,022        47,137
Property and equipment ..............................................................        3,324        11,300
Goodwill and identifiable intangibles, net ..........................................           --         5,217
Other assets ........................................................................          263           985
                                                                                         ---------     ---------
Total assets ........................................................................    $  22,609     $  64,639
                                                                                         =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities .........................................    $   3,092     $   8,960
   Restructuring accrual ............................................................        2,813         2,411
   Deferred revenue .................................................................          704         1,975
   Current portion of obligations under capital leases ..............................          145           182
                                                                                         ---------     ---------
     Total current liabilities ......................................................        6,754        13,528
Long-term liabilities:
   Obligations under capital leases .................................................           --            49
   Restructuring accrual ............................................................        2,516         1,121
                                                                                         ---------     ---------
Total liabilities ...................................................................        9,270        14,698
Shareholders' equity:
   Capital stock:
     Preference shares:
       Authorized: Unlimited
       Issued and outstanding: Nil at September 30, 2001 and March 31, 2001
     Common shares:
       Authorized: Unlimited
       Issued and outstanding: 37,753,823 shares at September 30, 2001 and 37,240,858
       shares at March 31, 2001 .....................................................      222,331       230,647
   Warrant ..........................................................................          496           496
   Deferred stock-based compensation ................................................       (2,218)       (8,464)
   Accumulated other comprehensive losses ...........................................         (340)         (340)
   Deficit ..........................................................................     (206,930)     (172,398)
                                                                                         ---------     ---------
     Total shareholders' equity .....................................................       13,339        49,941
                                                                                         ---------     ---------
Total liabilities and shareholders' equity ..........................................    $  22,609     $  64,639
                                                                                         =========     =========

          See accompanying notes to consolidated financial statements.



--------------------------------------------------------------------------------
                                                                               3

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================




                          DELANO TECHNOLOGY CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                   SEPTEMBER 30,           SEPTEMBER 30,
                                                                 2001        2000         2001         2000
                                                              --------     --------     --------     --------
Revenues:
   License ...............................................    $  2,058     $  7,009     $  3,259     $ 12,370
   Service ...............................................       1,902        1,025        3,737        1,682
                                                              --------     --------     --------     --------
     Total revenues ......................................       3,960        8,034        6,996       14,052
                                                              --------     --------     --------     --------
Cost of revenues:
   License ...............................................         309          122          386          181
   Service (excluding stock-based compensation of $(7),
     $65, $12 and $130 respectively) .....................       1,041        1,169        2,868        1,970
                                                              --------     --------     --------     --------
     Total cost of revenues ..............................       1,350        1,291        3,254        2,151
                                                              --------     --------     --------     --------
Gross profit .............................................       2,610        6,743        3,742       11,901
                                                              --------     --------     --------     --------

Operating expenses:
   Sales and marketing (excluding stock-based compensation
     of $(736), $663, $(1,912) and $2,090, respectively) .       1,405       11,116        9,554       21,504
   Research and development (excluding stock-based
     compensation of $nil, $49, $(133) and $102,
     respectively)........................................       1,315        3,856        6,247        6,176
   General and administrative (excluding stock-based
     compensation of $(182), $79, $(111) and $158,
     respectively) .......................................         467        1,142        1,902        2,140
   Amortization (recovery) of deferred stock-based
     compensation ........................................        (925)         856       (2,144)       2,480
   In process research and development ...................          --          360           --          360
   Amortization of goodwill and identifiable intangibles .          --           --          287           --
   Impairment of goodwill ................................          --           --        4,930           --
   Asset impairment ......................................       7,026           --        7,026           --
   Restructuring charges .................................       6,654           --       10,889           --
                                                              --------     --------     --------     --------
     Total operating expenses ............................      15,942       17,330       38,691       32,660
                                                              --------     --------     --------     --------
Operating loss ...........................................     (13,332)     (10,587)     (34,949)     (20,759)
   Interest and other income, net ........................         218        1,384          563        2,926
   Equity in loss of associated company ..................         (80)          --         (146)          --
                                                              --------     --------     --------     --------
Loss before income taxes .................................     (13,194)      (9,203)     (34,532)     (17,833)
Income taxes .............................................          --           --           --           --
                                                              --------     --------     --------     --------
Net loss .................................................    $(13,194)    $ (9,203)    $(34,532)    $(17,833)
                                                              ========     ========     ========     ========
Basic and diluted loss per common share ..................    $  (0.35)    $  (0.30)    $  (0.92)    $  (0.59)
                                                              ========     ========     ========     ========
Shares used in computing basic and diluted loss per
   common share (in thousands) ...........................      37,594       30,264       37,436       30,112
                                                              ========     ========     ========     ========


     See accompanying notes to condensed consolidated financial statements.


--------------------------------------------------------------------------------
                                                                               4

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================


                          DELANO TECHNOLOGY CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS)

                                                                     SIX MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                     2001         2000
                                                                   --------     --------
Cash provided by (used in):
Operating activities:
   Loss for the period ........................................    $(34,532)    $(17,833)
   Depreciation and amortization which does not involve cash ..       1,897          984
   Amortization (recovery) of deferred stock-based compensation      (2,144)       2,480
   Impairment of goodwill .....................................       4,930           --
   Equity in loss of associated company .......................         146           --
   Non-cash charges ...........................................       7,001          360
   Changes in non-cash operating working capital:
     Accounts receivable trade ................................       2,752       (4,699)
     Prepaid expenses and other assets ........................       2,352       (1,164)
     Accounts payable and accrued liabilities .................      (5,804)       3,998
     Restructuring charge accrual .............................       1,797           --
     Deferred revenue .........................................      (1,271)          80
                                                                   --------     --------
   Net cash used in operating activities ......................     (22,876)     (15,794)
Financing activities:
   Issuance of common shares and warrants .....................          74        1,061
   Payment on notes payable ...................................          --         (745)
   Repayment of obligations under capital leases ..............         (88)         (88)
                                                                   --------     --------
   Net cash provided by (used in) financing activities ........         (14)         228
Investing activities:
   Sale of short-term investments .............................       1,155       28,012
   Additions to property and equipment ........................        (234)      (8,124)
   Cash used in acquisition ...................................          --       (1,451)
   Proceeds on sale of fixed assets ...........................         175           --
                                                                   --------     --------
   Cash provided by investing activities ......................       1,096       18,437
Effect of currency translation of cash balances ...............         (37)         (37)
                                                                   --------     --------
Increase (decrease) in cash and cash equivalents ..............     (21,831)       2,834
Cash and cash equivalents, beginning of period ................      34,209       82,370
                                                                   --------     --------
Cash and cash equivalents, end of period ......................    $ 12,378     $ 85,204
                                                                   ========     ========

     See accompanying notes to condensed consolidated financial statements.


--------------------------------------------------------------------------------
                                                                               5

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================





                          DELANO TECHNOLOGY CORPORATION
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

       The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States by Delano Technology Corporation ("Delano" or the "Company") and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending March 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with Delano's audited consolidated financial statements and notes included in Delano's Annual Report on Form 10-K for the year ended March 31, 2001.

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

       Details of stock option transactions are as follows:


                                                                          WEIGHTED
                                               OPTIONS                    AVERAGE
                                              AVAILABLE                   EXERCISE
                                                 FOR           NUMBER       PRICE
                                                GRANT        OF OPTIONS   PER SHARE
                                             ----------      ---------     --------
Balances, March 31, 2000 ................     1,231,150      4,013,600     $   2.51
      Additional options authorized .....     3,835,382
      Options granted ...................    (6,466,956)     6,466,956     $   7.24
      Options exercised .................                     (694,592)    $   0.59
      Options cancelled .................     1,677,928     (1,677,928)    $   7.28
                                             ----------      ---------
Balances, March 31, 2001 ................       277,504      8,108,036     $   4.90
      Additional options authorized .....
      Options granted ...................    (2,602,500)     2,602,500     $   0.24
      Options exercised .................                     (139,922)    $   0.13
      Options cancelled .................     3,319,445     (3,319,445)    $   6.22
                                             ----------      ---------
Balances, September 30, 2001 ............       994,449      7,251,169     $   2.73
                                             ==========      =========
Options exercisable at September 30, 2001                    2,113,119     $   2.22
                                                             =========


       The stock options expire at various dates between May 2003 and September 2010.

--------------------------------------------------------------------------------
                                                                               6

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================




       The Company recorded deferred stock-based compensation amounting to $1.2 million for the three months ended September 30, 2000 and reduced deferred stock-based compensation amounting to $3.2 million for the three months ended September 30, 2001 in relation to the reductions in headcount (see also Note 6, Special Charges). Amortization of deferred stock-based compensation amounted to $856,000 for the three months ended September 30, 2000, compared to a net recovery of $925,000 for the three months ended September 30, 2001 in relation to the reductions in headcount (see also Note 6, Special Charges).

       The amortization (recovery) of deferred stock-based compensation relates to the following cost of service revenues and operating expense categories (in thousands):

                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                  SEPTEMBER 30,           SEPTEMBER 30,
                                2001        2000        2001        2000
                              -------     -------     -------     -------
Cost of service revenues .    $    (7)    $    65     $    12     $   130
Sales and marketing ......       (736)        663      (1,912)      2,090
Research and development .         --          49        (133)        102
General and administrative       (182)         79        (111)        158
                              -------     -------     -------     -------
                              $  (925)    $   856     $(2,144)    $ 2,480
                              =======     =======     =======     =======

NOTE 3. COMPREHENSIVE LOSS

       The Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from shareholder transactions. Comprehensive loss for the three months and six months ended September 30, 2000 and September 30, 2001, was not materially different from net loss for the periods.

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

                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                      SEPTEMBER 30,           SEPTEMBER 30,
                                     2001        2000       2001       2000
                                    -------    -------    -------    -------
Revenue by geographic locations:
   United States ...............    $ 2,884    $ 5,089    $ 5,282    $ 8,570
   Canada ......................      1,005      1,947      1,560      3,171
   Europe ......................         71        989        154      2,311
                                    -------    -------    -------    -------
                                    $ 3,960    $ 8,034    $ 6,996    $14,052
                                    =======    =======    =======    =======

       For the three months ended September 30, 2001, two customers accounted for 29% and 18% of total revenues, respectively. For the three months ended September 30, 2000, no customer accounted for 10% of total revenues. For the six months ended September 30, 2001, three customers accounted for 26%, 12% and 11% of total revenues, respectively. For the six months ended September 30, 2000, no customer accounted for 10% of total revenues. As at September 30, 2001, the Company had a receivable from three significant customers amounting to 33%, 19% and 10% of total accounts receivable trade, respectively. As at September 30, 2000, the Company did not have a receivable from a customer amounting to 10% of total accounts receivable trade.

NOTE 5. JOINT VENTURES AND INVESTMENT IN AFFILIATE

       In June 2000, the Company formed Delano Minerva Holdings Inc. ("Minerva"), and has a controlling position with a 50% ownership and a majority of the seats of the Board of Directors. During fiscal 2001, the Company's proportionate

--------------------------------------------------------------------------------
                                                                               7

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================


share of Minerva's losses exceeded its investment. Minerva's results of operations were included within the Company's fiscal 2001 revenue, cost and expense categories. During the three months ended September 30, 2001, the Company agreed to pay $100,000 for the remaining ownership interest in Minerva and subsequently closed down the operation.

       In December 2000, the Company invested in a joint venture, Delano Asia-Pacific, as a minority interest party by acquiring 19.9% of the common shares. The joint venture partner was eGlobal Technology Services Holding Limited ("eGlobal") of Singapore. The investment in this joint venture has been made in the form of a $398,000 capital contribution, as well as a long-term non-interest bearing loan receivable of $602,000. This investment is accounted for using the equity method of accounting. For the three months and six months ended September 30, 2001 the Company recognized $80,000 and $146,000 respectively of losses and during fiscal 2001, the Company recognized $278,000 of losses, which represent the Company's proportionate share of the joint ventures losses, net of the intercompany elimination.

NOTE 6. SPECIAL CHARGES

       Special charges for the three months ended September 30, 2001 includes a $7.0 million asset impairment charge and a $6.7 million restructuring charge.

       Asset impairment:

       During the three months ended September 30, 2001, the Company restructured its operations to reduce operating expenses. During the restructuring, it was determined that $5.8 million of capital assets and $1.2 million of other assets, including the long-term non-interest bearing loan receivable from eGlobal of $602,000, had no future value to the Company.

       Restructuring charge:

       During the three months ended March 31, 2001, the Company incurred a restructuring charge of $6.3 million as part of a plan to improve its operating results by reducing employees, by closing duplicative Company facilities in the USA and Canada, and by implementing other measures. During the three months ended June 30, 2001 an additional $848,000 was accrued relating to a change in estimate for one of the facilities. During the three months ended September 30, 2001, an additional $683,000 was accrued relating to a change in estimate for our ASP model. This charge is part of a plan to streamline the Company's efforts to focus on achieving profitability. The restructuring charge was comprised of $3.2 million for reductions in employee numbers, $3.0 million (after adjustment) for facilities related costs including penalties associated with the reduction of lease commitments and future lease payments and $1.6 million (after adjustment) related to eliminating the Company's ASP sales model. As of September 30, 2001, $5.1 million had been paid out on the restructuring charge. Most of the remaining $2.7 million that was not yet paid is related to lease commitments and is payable monthly until July 2005.

       During the three months ended June 30, 2001, the Company incurred an additional restructuring charge of $3.4 million as part of a plan to improve its operating results by reducing employees, by closing duplicative Company facilities in the USA, and by implementing other measures. This charge is part of a plan to streamline the Company's efforts to focus on achieving profitability. The restructuring charge was comprised of $2.6 million for reductions in employee numbers, $573,000 for facilities related costs including penalties associated with the reduction of lease commitments and future lease payments and $240,000 related to the termination of the Minerva joint venture. As of September 30, 2001, $3.1 million had been paid out on the restructuring charge. Most of the remaining $300,000 relates to employee termination costs and lease commitments and will be paid by July 2002.

       During the three months ended September 30, 2001, the Company incurred an additional restructuring charge of $6.0 million as part of a plan to improve its operating results by reducing employees, by closing duplicative Company facilities in the USA, Canada and Europe and by implementing other measures. This charge is part of a plan to streamline the Company's efforts to focus on achieving profitability. The restructuring charge was comprised of $3.7 million for reductions in employee numbers and $2.3 million for facilities related costs including penalties associated with the reduction of lease commitments and future lease payments. As of September 30, 2001, $3.6 million had been paid out on the restructuring charge. Most of the remaining $2.4 million relates to employee termination costs and lease commitments and will be paid by July 2010.

       The Company determined its restructuring charge in accordance with Emerging Issues Task Force Issue No. 94-3

--------------------------------------------------------------------------------
                                                                               8

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================


("EITF 94-3") and Staff Accounting Bulletin No. 100 ("SAB 100"). EITF 94-3 and SAB 100 require that the Company commit to an exit plan before it accrues employee termination costs and exit costs. On January 4, 2001, the Company's senior management prepared and approved a detailed exit plan that included the termination of 102 employees, closure of certain facilities and the elimination of the ASP sales model. On April 23, 2001, the Company's senior management prepared and approved a second detailed exit plan that included the additional termination of 140 employees and closure of additional facilities. On July 3, 2001, the Company's senior management prepared and approved a third detailed exit plan that included the additional termination of 183 employees, closure of additional facilities, reduction of capital assets no longer in use and other various exit costs.

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

       In connection with the restructuring actions for the three months ended September 30, 2001, the Company terminated the employment of 183 employees, consisting primarily of applications development employees, sales and marketing employees, technical and other support employees, and administrative employees in all locations. In addition, the Company did not replace approximately 9 employees who resigned voluntarily during the three months ended September 30, 2001. At September 30, 2001, the Company had terminated all employees associated with these restructuring actions. At September 30, 2001, the Company had exited its facilities in its offices in the USA, Canada and Europe identified in the restructuring plan.

       Restructuring charge accruals, both current and long-term, are shown separately on the condensed consolidated balance sheet at September 30, 2001. The long-term restructuring charge accrual relates specifically to future lease payment commitments that extend beyond one year. Detail of the restructuring charges as of and for the three months ended September 30, 2001 are summarized below:

                                                BALANCE AT      ADJUSTMENTS                      BALANCE AT
FOURTH QUARTER 2001 RESTRUCTURING ACTIONS:    JUNE 30, 2001     (REVERSALS)      UTILIZED     SEPTEMBER 30, 2001
------------------------------------------    -------------     -----------      --------     ------------------
Employee related                                  $3,237           $   --         $3,237            $   --
Facilities related                                 3,006               --          1,122             1,884
ASP sales model related                              868              683            760               791
                                                  ------           ------         ------            ------
                                                  $7,111           $  683         $5,119            $2,675
                                                  ======           ======         ======            ======

                                               BALANCE AT       ADJUSTMENTS                       BALANCE AT
BALANCE SHEET COMPONENTS                      JUNE 30, 2001     (REVERSALS)      UTILIZED     SEPTEMBER 30, 2001
------------------------                      -------------     -----------      --------     ------------------
Accounts payable                                  $   46           $   --         $   46            $   --
Accrued liabilities                                7,065              683          5,073             2,675
                                                  ------           ------         ------            ------
                                                  $7,111           $  683         $5,119            $2,675
                                                  ======           ======         ======
Less: current portion                                                                                1,007
                                                                                                    ------
Long-term portion                                                                                   $1,668
                                                                                                    ======



--------------------------------------------------------------------------------
                                                                               9

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================




                                                BALANCE AT      ADJUSTMENTS                      BALANCE AT
FIRST QUARTER 2002 RESTRUCTURING ACTIONS:     JUNE 30, 2001     (REVERSALS)      UTILIZED     SEPTEMBER 30, 2001
------------------------------------------    -------------     -----------      --------     ------------------
Employee related                                 $ 2,574         $     --        $ 2,418          $    156
Facilities related                                   573               --            504                69
Joint venture                                        240               --            165                75
                                                 -------         --------        -------          --------
                                                 $ 3,387         $     --        $ 3,087           $   300
                                                 =======         ========        =======           =======


                                               BALANCE AT       ADJUSTMENTS                       BALANCE AT
BALANCE SHEET COMPONENTS                      JUNE 30, 2001     (REVERSALS)      UTILIZED     SEPTEMBER 30, 2001
------------------------                      -------------     -----------      --------     ------------------
Accounts payable                                $     --         $     --        $    --          $     --
Accrued liabilities                                3,387               --          3,087               300
                                                --------         --------        -------          --------
                                                $  3,387         $     --        $ 3,087          $    300
                                                ========         ========        =======
Less: current portion                                                                                  300
                                                                                                  --------
Long-term portion                                                                                 $     --
                                                                                                  ========


                                                                ADJUSTMENTS                      BALANCE AT
SECOND QUARTER 2002 RESTRUCTURING ACTIONS:    ORIGINAL CHARGE   (REVERSALS)      UTILIZED     SEPTEMBER 30, 2001
------------------------------------------    --------------    -----------      --------     ------------------
Employee related                                $  3,716         $     --      $   3,088          $    628
Facilities related                                 2,255               --            529             1,726
                                                --------         --------      ---------          --------
                                                $  5,971         $     --      $   3,617          $  2,354
                                                ========         ========      =========          ========


                                                                ADJUSTMENTS                       BALANCE AT
BALANCE SHEET COMPONENTS                      ORIGINAL CHARGE   (REVERSALS)      UTILIZED     SEPTEMBER 30, 2001
------------------------                      ---------------   -----------      --------     ------------------
Accounts payable                                $     --         $     --        $    --          $     --
Accrued liabilities                                5,971               --          3,617             2,354
                                                --------         --------        -------          --------
                                                $  5,971         $     --        $ 3,617          $  2,354
                                                ========         ========        =======
Less: current portion                                                                                1,506
                                                                                                  --------
Long-term portion                                                                                 $    848
                                                                                                  ========

NOTE 7. RELATED PARTY TRANSACTIONS

       The Company has expensed consulting fees to a director and now Chief Executive Officer of the Company and two consultants that he is providing under his agreement amounting to $247,000 for the three-month period ended September 30, 2001. As at September 30, 2001, accrued consulting fees payable to a director of the Company amounted to $165,000.

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

       In prior years, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" or SFAS No. 133 and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Hedging Activities" or SFAS No. 138, which amended SFAS No. 133. Because the Company currently holds no derivative financial instruments and the Company does not currently engage in hedging activities, the adoption of SFAS No. 133 and SFAS No. 138 has not had a material impact on the Company's financial condition or results of operations.

NOTE 9. LEGAL ITEMS

       On February 22, 2001, We Media, Inc. ("WeMedia") filed a lawsuit against the Company in the Supreme Court for the State of New York, County of New York. During the three months ended September 30, 2001, the Company successfully settled the lawsuit filed against it by We Media, Inc.

--------------------------------------------------------------------------------
                                                                              10

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================


       During the period from August 2 to October 1, 2001, three purported securities class action lawsuits were filed against the Company in the U.S. District Court for the Southern District of New York, Shapiro, et al. v. Delano Technology Corporation, et al., Ellis Investments Ltd, et al. v. Delano Technology Corporation, et al., and Wendy and Joe Scavuzzo, et al. v. Delano Technology Corporation, et al. The complaints also name one or more of the Company's underwriters in the Company's initial public offering and certain officers and directors of the Company. The complaints allege violations of the federal securities laws regarding statements in the Company's initial public offering registration statement concerning the underwriters' activities in connection with the underwriting of the Company's shares to the public. The actions seek rescission of the plaintiff's alleged purchases of Company stock and other damages and costs associated with the litigation. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 100 other companies. The Company believes it has meritorious defenses to these lawsuits and will vigorously defend itself.

NOTE 10. SUBSEQUENT EVENT

       The Company named Vikas Kapoor as the Chief Executive Officer of the Company and certain subsidiaries of the Company, effective October 5, 2001. Mr. Kapoor has served as a member of the Company's Board of Directors since July 2001. Mr. Kapoor's compensation package includes a grant of 4,230,000 common shares, which vest over 30 months (705,000 vested upon grant and the balance vest at the rate of 117,500 per month) subject to accelerated vesting in certain circumstances as set out in the Restricted Share Agreement.

--------------------------------------------------------------------------------
                                                                              11

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

       The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes appearing elsewhere in this Form 10-Q.

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

       -      the license fee is fixed or determinable; and

       -      the license fee is collectible.

--------------------------------------------------------------------------------
                                                                              12

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

       - Amortization (recovery) of deferred stock-based compensation includes the amortization, over the vesting period of a stock option, of the difference between the exercise price of options granted to employees and the deemed fair market value of the options for financial reporting purposes. In addition, deferred stock-based compensation includes compensation expense arising on the issuance of options and a warrant to employees and a consultant, calculated as the difference between the exercise price of the options and warrant and the fair market value at the date of issuance. Also included in amortization of deferred stock-based compensation is compensation expense relating to an option to acquire shares of the Company issued in connection with a professional services agreement between the Company and a related corporation. The compensation expense is calculated as the difference between the exercise price of the option and the fair market value at the time the option was issued or earned. Also included in amortization of deferred stock-based compensation is compensation expense relating to the unvested options assumed in the acquisitions of Continuity and DA. In connection with the restructuring actions, the Company has recorded a recovery of deferred stock-based compensation relating to terminated employees.

       We allocate common costs based on relative headcount or other relevant measures. These allocated costs include rent and other facility-related costs for the corporate head office, communication expenses and depreciation expenses for furniture and equipment.

       In connection with the granting of stock options and the issuance of a warrant to our employees and a consultant, we recorded deferred stock-based compensation totaling $13.7 million through March 31, 2001. This amount represents the total difference between the exercise prices of stock options and the warrant and the deemed fair value of the underlying common stock for accounting purposes on the date these stock options were granted and the warrant issued. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board, or ("FASB"), Interpretation No. 28. We recorded $856,000 of stock-based compensation amortization expense during the three months ended September 30, 2000 compared to a recovery of $925,000 of stock-based compensation amortization expense during the three months ended September 30, 2001. We recorded $2.5 million of stock-based compensation amortization expense during the six months ended September 30, 2000 compared to a recovery of $2.1 million of stock-based compensation amortization expense during the six months ended September 30, 2001. As of September 30, 2001, we had a total of $2.2 million of deferred stock-based compensation that had not been amortized. The amortization of the remaining deferred stock-based compensation will result in additional charges to operations through December 2003 of approximately $200,000 per quarter. The amortization of deferred stock-based compensation is classified as a separate component of operation expenses in our consolidated statement of operations.

       The Company named Vikas Kapoor as the Chief Executive Officer of the Company and certain subsidiaries of the Company, effective October 5, 2001. Mr. Kapoor has served as a member of the Company's Board of Directors since July 2001. Mr. Kapoor's compensation package includes a grant of 4,230,000 common shares, which vest over 30 months

--------------------------------------------------------------------------------

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================


(705,000 vested upon grant and the balance vest at the rate of 117,500 per month) subject to accelerated vesting in certain circumstances as set out in the Restricted Share Agreement.

       In our development of new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, our software development costs eligible for capitalization have been insignificant and all costs related to internal product development have been expensed as incurred.

       Special charges for the three months ended September 30, 2001 includes a $7.0 million asset impairment charge and a $6.7 million restructuring charge.

       Asset impairment:

       During the three months ended September 30, 2001, the Company restructured its operations to reduce operating expenses. During the restructuring, it was determined that $5.8 million of capital assets and $1.2 million of other assets, including the long-term non-interest bearing loan receivable from eGlobal of $602,000, had no future value to the Company.

       Restructuring charge:

       During the three months ended March 31, 2001, the Company incurred a restructuring charge of $6.3 million as part of a plan to improve its operating results by reducing employees, by closing duplicative Company facilities in the USA and Canada, and by implementing other measures. During the three months ended September 30, 2001 an additional $848,000 was accrued relating to a change in estimate for one of the facilities. This charge is part of a plan to streamline the Company's efforts to focus on achieving profitability. The restructuring charge was comprised of $3.2 million for reductions in employee numbers, $3.0 million (after adjustment) for facilities related costs including penalties associated with the reduction of lease commitments and future lease payments and $1.6 million (after adjustment) related to eliminating the Company's ASP sales model. As of September 30, 2001, $5.1 million had been paid out on the restructuring charge. Most of the remaining $2.7 million that was not yet paid is related to lease commitments and is payable monthly until July 2005.

       During the three months ended June 30, 2001, the Company incurred an additional restructuring charge of $3.4 million as part of a plan to improve its operating results by reducing employees, by closing duplicative Company facilities in the USA, and by implementing other measures. This charge is part of a plan to streamline the Company's efforts to focus on achieving profitability. The restructuring charge was comprised of $2.6 million for reductions in employee numbers, $573,000 for facilities related costs including penalties associated with the reduction of lease commitments and future lease payments and $240,000 related to the termination of the Minerva joint venture. As of September 30, 2001, $3.1 million had been paid out on the restructuring charge. Most of the remaining $300,000 relates to employee termination costs and lease commitments and will be paid by July 2002.

       During the three months ended September 30, 2001, the Company incurred an additional restructuring charge of $6.0 million as part of a plan to improve its operating results by reducing employees, by closing duplicative Company facilities in the USA, Canada and Europe and by implementing other measures. This charge is part of a plan to streamline the Company's efforts to focus on achieving profitability. The restructuring charge was comprised of $3.7 million for reductions in employee numbers and $2.3 million for facilities related costs including penalties associated with the reduction of lease commitments and future lease payments. As of September 30, 2001, $3.6 million had been paid out on the restructuring charge. Most of the remaining $2.4 million relates to employee termination costs and lease commitments and will be paid by July 2010.

       The Company determined its restructuring charge in accordance with Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3") and Staff Accounting Bulletin No. 100 ("SAB 100"). EITF 94-3 and SAB 100 require that the Company commit to an exit plan before it accrues employee termination costs and exit costs. On January 4, 2001, the Company's senior management prepared and approved a detailed exit plan that included the termination of 102 employees, closure of certain facilities and the elimination of the ASP sales model. On April 23, 2001, the Company's senior management prepared and approved a second detailed exit plan that included the additional termination of 140 employees and closure of additional facilities. On July 3, 2001, the Company's senior management prepared and approved a third detailed exit plan that included the additional termination of 183 employees, closure of additional facilities, reduction of capital assets no longer in use and other various exit costs.

--------------------------------------------------------------------------------
                                                                              14

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================


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

       In connection with the restructuring actions for the three months ended September 30, 2001, the Company terminated the employment of 183 employees, consisting primarily of applications development employees, sales and marketing employees, technical and other support employees, and administrative employees in all locations. In addition, the Company did not replace approximately 9 employees who resigned voluntarily during the three months ended September 30, 2001. At September 30, 2001, the Company had terminated all employees associated with these restructuring actions. At September 30, 2001, the Company had exited its facilities in its offices in the USA, Canada and Europe identified in the restructuring plan.

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

RESULTS OF OPERATIONS

Three months and six months ended September 30, 2001 compared to three months and six months ended September 30, 2000.

       Revenues. Total revenues for the three months ended September 30, 2001 were $4.0 million compared to $8.0 million for the three months ended September 30, 2000. In the three months ended September 30, 2001 license revenues accounted for $2.1 million or 52.0% of total revenues. In the three months ended September 30, 2000, license revenues accounted for $7.0 million, or 87.2% of total revenues. Total revenues for the six months ended September 30, 2001 were $7.0 million compared to $14.1 million for the six months ended September 30, 2000. In the six months ended September 30, 2001 license revenues accounted for $3.3 million or 46.6% of total revenues. In the six months ended September 30, 2000, license revenues accounted for $12.4 million, or 88.0% of total revenues.

       Services revenues, including maintenance and services fees, accounted for $1.9 million, or 48.0% of revenues for the three months ended September 30, 2001, compared to $1.0 million or 12.8% of total revenues for the three months ended September 30, 2000. Services revenues, including maintenance and services fees, accounted for $3.7 million, or 53.4% of revenues for the six months ended September 30, 2001, compared to $1.7 million or 12.0% of total revenues for the six months ended September 30, 2000.

       Approximately 72.8% of our total revenues were generated in the United States, 25.4% were generated in Canada and 1.8% were generated elsewhere in the three months ended September 30, 2001, compared to 63.5%, 24.2% and 12.3% respectively for the three months ended September 30, 2000. Approximately 75.5% of our total revenues were generated in the United States, 22.3% were generated in Canada and 2.2% were generated elsewhere in the six months ended September 30, 2001, compared to 61.0%, 22.6% and 16.4% respectively for the six months ended September 30, 2000.

       Cost of revenues. Cost of license revenues was $309,000 or 7.8% of total revenues for the three months ended September 30, 2001 compared to $122,000 for the three months ended September 30, 2000 or 1.5% of total revenues. Cost of services revenues was $1.0 million, or 26.2% of total revenues for the three months ended September 30, 2001, compared to $1.2 million for the three months ended September 30, 2000, or 14.6% of total revenues. Cost of license

--------------------------------------------------------------------------------
                                                                              15

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================


revenues was $386,000 or 5.5% of total revenues for the six months ended September 30, 2001 compared to $181,000 for the six months ended September 30, 2000 or 1.3% of total revenues. Cost of services revenues was $2.9 million, or 41.0% of total revenues for the six months ended September 30, 2001, compared to $2.0 million for the six months ended September 30, 2001, or 14.0% of total revenues.

       We anticipate that cost of service revenues will decrease in absolute dollars as we made a reduction in services personnel as part of our July restructuring. We anticipate that the cost of license revenues will be a smaller proportion of license revenues.

       Sales and marketing. Sales and marketing expenses decreased to $1.4 million or 35.5% of revenues for the three months ended September 30, 2001 from $11.1 million or 138.4% of revenues for the three months ended September 30, 2000. Sales and marketing expenses decreased to $9.6 million or 136.6% of revenues for the six months ended September 30, 2001 from $21.5 million or 153.0% of revenues for the six months ended September 30, 2000. This decrease was attributable primarily to the reduction of sales and marketing personnel and lower marketing costs due to reduced promotional activities. As part of the company's July restructuring, we anticipate that sales and marketing expenses will remain relatively constant in the next few quarters.

       Research and development. Research and development expenses decreased to $1.3 million or 33.2% of revenues for the three months ended September 30, 2001 from $3.9 million or 48.0% of revenues for the three months ended September 30, 2000. Research and development expenses decreased to $6.2 million or 89.3% of revenues for the six months ended September 30, 2001 from $6.2 million or 44.0% of revenues for the six months ended September 30, 2000. This decrease was attributable primarily to the reduction of product development and related services personnel and to decreased consulting and recruiting costs. We anticipate that research and development expenses will remain constant in absolute dollars, and will reduce as a percentage of total revenues from period to period as we have reduced research and development personnel as part of our July restructuring.

       General and administrative. General and administrative expenses decreased to $467,000 or 11.8% of revenues for the three months ended September 30, 2001 from $1.1 million or 14.2% of revenues for the three months ended September 30, 2000. General and administrative expenses decreased to $1.9 million or 27.2% of revenues for the six months ended September 30, 2001 from $2.1 million or 15.2% of revenues for the six months ended September 30, 2000. The decrease is due primarily to the reduction of administrative personnel, decreased consulting costs and to lower facilities-related expenses necessary to support our growth. We expect that general and administrative expenses will remain in absolute dollars as we have reduced personnel and related costs as part of our July restructurings.

       Amortization of goodwill and identifiable intangibles. On September 26, 2000, the Company completed its acquisition of Continuity. As a result of the acquisition, $19.4 million was allocated to goodwill, and identifiable intangibles. This amount is being amortized on a straight-line basis over a period of three years for identifiable intangibles, and five years for goodwill from October 1, 2000. On October 16, 2000, the Company completed its acquisition of Digital Archaeology. As a result of the acquisition, $94.2 million was allocated to goodwill and identifiable intangibles. This amount was being amortized from October 16, 2000 on a straight-line basis over a period of three years for identifiable intangibles and five years for goodwill.

       If events or changes in circumstances indicate that these long lived assets will not be recoverable, as determined based on the undiscounted cash flows of the acquired businesses or if determined that the amounts paid for them would have changed materially based on underlying changes in the financial markets and therefore fundamental changes in the value of technology companies, over the remaining amortization period, the carrying value is reduced to net realizable value. For the three months ended March 31, 2001, goodwill and identifiable intangibles was reduced by approximately $97.0 million. For the three months ended June 30, 2001, goodwill was reduced by a further $4.9 million. For the three months ended September 30, 2001, there is no amortization of goodwill and identifiable intangibles.

       Amortization of deferred stock-based compensation. We incurred a recovery of $925,000 or 23.4% of revenues in the three months ended September 30, 2001 compared to a charge of $856,000 or 10.7% of revenues for the three months ended September 30, 2000. We incurred a recovery of $2.1 million or 30.6% of revenues in the six months ended September 30, 2001 compared to a charge of $2.5 million or 17.6% of revenues for the six months ended September 30, 2000. The charge is related to the issuance of stock options with exercise prices less than the deemed fair market value for financial reporting purposes on the date of grant and the recovery is related to the unvested options of terminated employees from the restructuring actions.

--------------------------------------------------------------------------------
                                                                              16

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================


       Interest income, net. Interest income, net for the three months ended September 30, 2001 was $218,000, compared to the three months ended September 30, 2000 at $1.4 million. Interest income, net for the six months ended September 30, 2001 was $563,000, compared to the six months ended September 30, 2000 at $3.0 million. Interest income reflects the interest earned on the cash and cash equivalents balance arising from our special warrant offering in September 1999 and our initial public offering in February 2000. The decrease in interest income reflects lower cash balances and lower interest rates.

       Provision for income taxes. A deferred tax asset of $29.1 million existed as of September 30, 2001 compared to $6.0 million at September 30, 2000. A valuation allowance is recorded against a deferred tax asset if it is more likely than not that the asset will not be realized. A valuation allowance taken against substantially the entire deferred tax asset reflects the lack of profitability in the past, the significant risk that taxable income would not be generated in the future and the non-transferable nature of the deferred tax asset under certain conditions.

Three months and six months ended September 30, 2000 compared to the three months and six months ended September 30, 1999.

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

       Research and development. Research and development expenses increased to $3.9 million for the three months ended

--------------------------------------------------------------------------------
                                                                              17

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================


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

       General and administrative. General and administrative expenses increased to $1.1 million, or 14.2% of total revenues for the three months ended September 30, 2000, compared to $255,000, or 15.8% of total revenues for the three months ended September 30, 1999. General and administrative expenses increased to $2.1 million, or 15.2% of total revenues for the six months ended September 30, 2000, compared to $412,000, or 17.0% of total revenues for the six months ended September 30, 1999. The increase was due primarily to the addition of 40 administrative personnel, increased consulting costs and to higher facilities-related expenses necessary to support our growth. We expect that general and administrative expenses will increase in absolute dollars as we add personnel and incur related costs to facilitate the growth of our business.

       Amortization of goodwill and identifiable intangibles. On September 26, 2000, the Company completed its acquisition of Continuity. As a result of the acquisition, $19.4 million was allocated to goodwill and identifiable intangibles. This amount is being amortized on a straight-line basis over a period of three years from October 1, 2000. For the three months and six months ended September 30, 2000, no goodwill amortization was recorded.

       Amortization of deferred stock-based compensation. We incurred a charge of $856,000 for the three months ended September 30, 2000, compared to $211,000 for the three months ended September 30, 1999. We incurred a charge of $2.5 million for the six months ended September 30, 2000, compared to $318,000 for the six months ended September 30, 1999. The charge is related to the issuance of stock options with exercise prices less than the deemed fair market value for financial reporting purposes on the date of grant.

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


--------------------------------------------------------------------------------
                                                                              18

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================


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

       Our operating activities used cash of $22.9 million for the six months ended September 30, 2001 and cash of $15.8 million for the six months ended September 30, 2000. Our negative operating cash flow resulted principally from the net losses that we incurred during these periods. The company has taken restructuring actions in January, April and July to reduce expenses.

       Our financing activities used $14,000 in the six months ended September 30, 2001 and provided $228,000 in six months ended September 30, 2000, mostly related to payments on capital leases net of receipts from issuance of common shares and warrants.

       Our investing activities, consisting of the purchase or sale of computer equipment, software, furniture and equipment, net of the sale of short-term investments provided cash of $1.1 million during the six months ended September 30, 2001 and provided $18.4 million in six months ended September 30, 2000.

       In March 1999, we obtained a lease line of credit from a Canadian chartered bank to purchase equipment and furniture. Approximately $145,000 was outstanding as of September 30, 2001. The ceiling on the lease line of credit is Cdn$1,000,000 (approximately $640,000). The lease line of credit is not collateralized with cash for the amount of the line that is used for leasing equipment.

       Our capital requirements depend on a number of factors. In January, April and July, the company completed restructurings of its operations to reduce the cost of operating the business and expects quarterly expenses to be less than the quarter ended September 30, 2001. The company will also have to pay out certain obligations related to these restructurings. We expect to continue to devote resources to continue our research and development efforts, our sales, support efforts, and marketing efforts. Our expenditures have increased substantially since the date of incorporation, but we anticipate that capital expenditures and quarterly expenses will decrease in absolute dollars compared to the September 30, 2001 quarter.

       At September 30, 2001, we had cash and cash equivalents aggregating $12.4 million. We believe based on current forecasts that our current cash and cash equivalents are sufficient to fund our operations and pay out our obligations as a result of our restructurings for at least the next 12 months. If cash generated from operations is insufficient to meet our long-term liquidity needs, we may need to raise additional funds or seek other financing arrangements. Additional funding may not be available on favorable terms or at all. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, products or technologies, we may, from time to time, evaluate potential acquisitions of other businesses, products and technologies. In order to consummate potential acquisitions, we may issue additional securities or need additional equity or debt financing and any such financing may be dilutive to existing investors.

--------------------------------------------------------------------------------
                                                                              19

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================


RECENT ACCOUNTING PRONOUNCEMENT

       In prior years, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" or SFAS No. 133 and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Hedging Activities" or SFAS No. 138, which amended SFAS No. 133. Because the Company currently holds no derivative financial instruments and the Company does not currently engage in hedging activities, the adoption of SFAS No. 133 and SFAS No. 138 has not had a material impact on the Company's financial condition or results of operations.


--------------------------------------------------------------------------------
                                                                              20

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

--------------------------------------------------------------------------------
                                                                              21

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================


WE HAVE A HISTORY OF LOSSES, WE MAY INCUR LOSSES IN THE FUTURE.

       Since we began operations in May 1998, we have incurred substantial operating losses in every quarter. As a result of accumulated operating losses, as of September 30, 2001, we had an accumulated deficit of $206.9 million. For the three months ended September 30, 2001, we had a net loss of $13.2 million, or 333.2% of total revenues for that period. Our revenue in recent periods has been from a limited base of clients, and we may not be able to sustain our revenue. We expect to decrease our operating expenses as part of our restructuring efforts. We may experience losses and negative cash flow, even if sale of our products and services continues to grow, and we may not generate sufficient revenues to achieve profitability in the future.

WE ARE DEPENDENT UPON A LIMITED NUMBER OF CLIENTS, AND A LOSS OF ANY OF THESE CLIENTS OR A REDUCTION, DELAY OR CANCELLATION IN ORDERS FROM THESE CLIENTS COULD HARM OUR BUSINESS.

       To date, a significant portion of the total revenues has been derived from sales to a small number of clients. In the three months ended September 30, 2001, two customers accounted for 29% and 18% of our total revenues, respectively. We expect that we will continue to be dependent upon a limited number of clients for a significant portion of our revenue in future periods. There can be no assurance that our existing clients or any future clients will continue to use our products. A reduction, delay or cancellation in orders from our clients, including reductions or delays due to market, economic or competitive conditions, could have a materially adverse effect on our business, operating results and financial condition.

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

OUR PRODUCTS AND SERVICES MAY NOT BE ACCEPTED BY THE MARKETPLACE.

       Of our total revenues of $4.0 million for the three months ended September 30, 2001, $2.1 million were derived from licenses of our products and $1.9 million was from related services. We are not certain that our target clients will widely adopt and deploy our products and services. Our future financial performance will depend on the successful development, introduction and client acceptance of new and enhanced versions of our products. In the future, we may not be successful in marketing our products and services or any new or enhanced products.

WE EXPECT TO DEPEND ON SALES OF OUR DELANO INTERACTION SERVER AND APPLICATIONS FOR A SUBSTANTIAL MAJORITY OF OUR REVENUES FOR THE FORESEEABLE FUTURE.

       In the three months ended September 30, 2001, we derived most of our revenues from licenses of our Delano Interaction Server and applications. Although we have added a new product offering, we expect to continue to derive a substantial majority of our revenues from sales of the Delano Interaction Server and applications for the foreseeable future. Implementation of our strategy depends on our products being able to solve the communication needs of businesses engaging in commercial transactions over the internet or having an internet presence. If current or future clients are not satisfied with our products, our business and operating results could be seriously harmed.

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

       Future versions of hardware and software platforms embodying new technologies and the emergence of new industry standards could render our products obsolete. The market for e-business communications software is characterized by:

       -      rapid technological change;

       -      frequent new product introductions;

       -      changes in customer requirements; and


--------------------------------------------------------------------------------
                                                                              22

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================




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

--------------------------------------------------------------------------------
                                                                              23

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

       We may not realize the benefits from the acquisitions we have completed. In September 2000, we acquired Continuity, and in October 2000, we acquired Digital Archaeology. In July, 2001 we completed a restructuring of our operations that resulted in a reduction of many of the employees from the acquired companies. We may not be able to successfully assimilate the remaining personnel, operations, acquired technology and products into our business. This is particularly difficult since Digital Archaeology's operation is located in Kansas while we are headquartered in Markham, Canada. Key personnel from the acquired companies may in the future decide that they do not want to work for us. In addition, products of these companies will have to be integrated into our products, and it is uncertain whether we may accomplish this easily or at all. These difficulties could disrupt our ongoing business, distract management and employees or increase expenses. Acquisitions are inherently risky and we may also face unexpected costs, which may adversely affect operating results in any quarter.

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


--------------------------------------------------------------------------------
                                                                              24

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

--------------------------------------------------------------------------------
                                                                              25

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


--------------------------------------------------------------------------------
                                                                              26

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


--------------------------------------------------------------------------------
                                                                              27

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

--------------------------------------------------------------------------------
                                                                              28

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


--------------------------------------------------------------------------------
                                                                              29

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================


PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

       On February 22, 2001, We Media, Inc. ("WeMedia") filed a lawsuit against the Company in the Supreme Court for the State of New York, County of New York. During the three months ended September 30, 2001, the Company successfully settled the lawsuit filed against it by We Media, Inc.

       During the period from August 2 to October 1, 2001, three purported securities class action lawsuits were filed against the Company in the U.S. District Court for the Southern District of New York, Shapiro, et al. v. Delano Technology Corporation, et al., Ellis Investments Ltd, et al. v. Delano Technology Corporation, et al., and Wendy and Joe Scavuzzo, et al. v. Delano Technology Corporation, et al. The complaints also name one or more of the Company's underwriters in the Company's initial public offering and certain officers and directors of the Company. The complaints allege violations of the federal securities laws regarding statements in the Company's initial public offering registration statement concerning the underwriters' activities in connection with the underwriting of the Company's shares to the public. The actions seek rescission of the plaintiff's alleged purchases of Company stock and other damages and costs associated with the litigation. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 100 other companies. The Company believes it has meritorious defenses to these lawsuits and will vigorously defend itself.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

       Not applicable

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

       Not applicable

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual and special meeting of stockholders was held on July 26, 2001 and the following matters were considered and voted upon:

To approve the election of each of following to serve as a member of Delano's Board of Directors:

Dennis Bennie, Bahman Koohestani, Albert Amato, J. Ian Giffen, Donald Woodley, Al DeLorenzi and Vikas Kapoor


Common Stock:     FOR:     14,501,910      WITHHOLD:      47,167


To approve the selection and appointment of KPMG LLP as Delano's independent public accountants.


Common Stock:     FOR:     14,443,065      WITHHOLD:     123,048

To approve an amendment of the Employee Stock Purchase Plan (the "ESPP") to reserve an additional 2,000,000 Common Shares for issuance, which will bring the total number of Common Shares reserved for issuance under the ESPP to 2,538,177.


Common Stock:     FOR:     10,204,043      AGAINST:      288,018




--------------------------------------------------------------------------------
                                                                              30

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================


ITEM 5: OTHER INFORMATION

       Not applicable

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

       Not applicable







--------------------------------------------------------------------------------
                                                                              31

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

November 9, 2001                              Delano Technology Corporation




                                              Chief Executive Officer
              /s/ VIKAS KAPOOR                (Principal Executive Officer)
-------------------------------------------
Vikas Kapoor

                                              Chief Financial Officer
              /s/ THOMAS HEARNE               (Principal Financial Officer
-------------------------------------------   And Principal Accounting Officer)
Thomas Hearne









--------------------------------------------------------------------------------
                                                                              32