Form 10-Q
period 2001-12-31
DELANO TECHNOLOGY CORP
filed 2002-02-14
CIK 1100043

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ----------------------------

                                    FORM 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarter ended December 31, 2001; or

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

                           ---------------------------

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

                           ---------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X No   .
                                      ---  ---
As of Thursday, January 31, 2002, Registrant had 43,202,029 outstanding shares of Common Stock.


================================================================================
                                                                               1

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================



                          DELANO TECHNOLOGY CORPORATION

                                    FORM 10-Q
                         QUARTER ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS




                                                                                                                PAGE
                                                  PART I: FINANCIAL INFORMATION
Item 1         Financial Statements
                   Condensed Consolidated Balance Sheets at December 31, 2001 and
                    March 31, 2001..............................................................................   3

                   Unaudited Condensed Consolidated Statements of Operations for the three months and nine
                   months ended December 31, 2001 and 2000 .....................................................   4

                   Unaudited Condensed Consolidated Statements of Cash Flows for the nine months
                   ended December 31, 2001 and 2000.............................................................   5

                   Notes to the Unaudited Condensed Consolidated Financial Statements ..........................   6

Item 2         Management's Discussion and Analysis of Financial Condition and
               Results of Operations ...........................................................................  11

Item 3         Quantitative and Qualitative Disclosures About Market Risk ......................................  20


                                                PART II: OTHER INFORMATION

Item 1         Legal Proceedings................................................................................  31

Item 2         Changes in Securities and Use of Proceeds........................................................  31

Item 3         Defaults upon Senior Securities..................................................................  31

Item 4         Submission of Matters to a Vote of Security Holders..............................................  31

Item 5         Other Information................................................................................  31

Item 6         Exhibits and Reports on Form 8-K ................................................................  31

Signatures     .................................................................................................  32

================================================================================
                                                                               2

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================


PART 1:   FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS


                          DELANO TECHNOLOGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS)




                                                                                          DECEMBER 31,       MARCH 31,
                                                                                                 2001            2001
                                                                                         ------------       -----------
                                                                                           (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents.......................................................       $    11,205        $    34,209
   Short-term investments..........................................................             1,427              1,155
   Accounts receivable trade, net of allowance for doubtful accounts of $1,075 at
     December 31, 2001, and $1,859 at March 31, 2001...............................             4,132              8,099
   Prepaid expenses and other......................................................               842              3,674
                                                                                         ------------        -----------
     Total current assets..........................................................            17,606             47,137
Property and equipment.............................................................             2,867             11,300
Goodwill and identifiable intangibles, net ........................................                --              5,217
Other assets ......................................................................               263                985
                                                                                         ------------        -----------
Total assets.......................................................................      $     20,736        $    64,639
                                                                                         ============        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities........................................      $      3,469        $     8,960
   Restructuring accrual...........................................................             2,080              2,411
   Deferred revenue................................................................               801              1,975
   Current portion of obligations under capital leases.............................                89                182
                                                                                         ------------        -----------
     Total current liabilities.....................................................             6,439             13,528
Long-term liabilities:
   Obligations under capital leases................................................                --                 49
   Restructuring accrual...........................................................                --              1,121
                                                                                         ------------        -----------
Total liabilities..................................................................             6,439             14,698
Shareholders' equity:
   Capital stock:
     Preference shares:
       Authorized: Unlimited
       Issued and outstanding: Nil at December 31, 2001 and March 31, 2001
     Common shares:
       Authorized: Unlimited
       Issued and outstanding: 42,889,310 shares at December 31, 2001 and
       37,240,858 shares at March 31, 2001.........................................           222,765            230,647
   Warrant.........................................................................               370                496
   Deferred stock-based compensation...............................................            (1,930)            (8,464)
   Accumulated other comprehensive losses..........................................              (340)              (340)
   Deficit.........................................................................          (206,568)          (172,398)
                                                                                         -------------       ------------
     Total shareholders' equity....................................................            14,297             49,941
                                                                                         ------------        -----------
Total liabilities and shareholders' equity.........................................      $     20,736        $    64,639
                                                                                         ============        ===========

     See accompanying notes to condensed consolidated financial statements.

================================================================================
                                                                               3

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================


                          DELANO TECHNOLOGY CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                         DECEMBER 31,                    DECEMBER 31,
                                                                    -----------------------       --------------------------
                                                                       2001           2000            2001            2000
                                                                    --------      ---------       ---------        ---------
Revenues:
   License....................................................      $  2,541      $   8,040       $   5,800        $  20,410
   Service....................................................         1,619          1,230           5,356            2,912
                                                                       -----      ---------       ---------        ---------
     Total revenues...........................................         4,160          9,270          11,156           23,322
                                                                       -----      ---------       ---------        ---------

Cost of revenues:
   License....................................................           181             89             567              270
   Service (excluding stock-based compensation of $31, $77,
     $43 and $207 respectively) ..............................           970          1,440           3,838            3,410
                                                                    --------      ---------       ---------        ---------
     Total cost of revenues...................................         1,151          1,529           4,405            3,680
                                                                    --------      ---------       ---------        ---------

Gross profit..................................................         3,009          7,741           6,751           19,642
                                                                    --------      ---------       ---------        ---------
Operating expenses:
   Sales and marketing (excluding stock-based compensation
     of  $139, $687, $(1,773) and $2,777, respectively).......         2,097         13,641          11,651           35,145

   Research and development (excluding stock-based
     compensation of $77, $155, $(56) and $257,
     respectively)............................................         1,007          6,128           7,254           12,304
   General and administrative (excluding stock-based
     compensation of $152, $84, $41 and $242, respectively)...           670          1,397           2,572            3,537


   Amortization (recovery) of deferred stock-based
     compensation.............................................           399          1,003          (1,745)           3,483

   In-process research and development........................            --             69              --              429

   Amortization of goodwill and identifiable intangibles......            --          5,107             287            5,107

   Impairment of goodwill.....................................            --             --           4,930               --

   Asset impairment...........................................           603             --           7,629               --

   Restructuring charges (recovery)...........................        (2,094)            --           8,795               --
                                                                    --------      ---------       ---------        ---------

     Total operating expenses.................................         2,682         27,345          41,373           60,005
                                                                    --------      ---------       ---------        ---------


Operating profit (loss) ......................................           327        (19,604)        (34,622)         (40,363)


   Interest and other income, net ............................            35            926             598            3,852

   Equity in loss of associated company.......................            --             --            (146)              --
                                                                    --------      ---------       ---------        ---------
Income (loss) before income taxes.............................           362        (18,678)        (34,170)         (36,511)

Income taxes..................................................            --             --              --               --
                                                                      -------     ---------       ---------        ---------

Net income (loss) ............................................      $    362      $ (18,678)      $ (34,170)       $ (36,511)
                                                                    ========      =========       =========        =========

Basic earnings (loss) per common share........................      $   0.01      $   (0.52)      $   (0.90)       $   (1.14)
                                                                    ========      ==========      =========        =========

Shares used in computing basic earnings (loss) per
   common share (in thousands)...............................         38,959         35,825          37,945           32,055
                                                                    ========      =========       =========        =========

Fully diluted earnings per common share......................       $   0.01            n/a             n/a              n/a
                                                                    ========      =========       =========        =========
Shares used in computing fully diluted earnings per
   common share (in thousands)...............................         44,001            n/a             n/a              n/a
                                                                    ========      =========       =========        =========


     See accompanying notes to condensed consolidated financial statements.


================================================================================
                                                                               4

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================

                          DELANO TECHNOLOGY CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS)

                                                                        NINE MONTHS ENDED
                                                                           DECEMBER 31,
                                                                     ------------------------
                                                                        2001           2000
                                                                     ---------      ---------
Cash provided by (used in):
Operating activities:
   Loss for the period ........................................      $(34,170)      $(36,511)
   Depreciation and amortization which does not involve cash ..         2,329          1,917
   Amortization (recovery) of deferred stock-based compensation        (1,745)         3,483
   Impairment of goodwill .....................................         4,930             --
   Equity in loss of associated company .......................           146             --
   Non-cash charges ...........................................         5,302          5,536
   Changes in non-cash operating working capital:
     Accounts receivable trade ................................         3,967         (5,517)
     Prepaid expenses and other ...............................         2,807         (2,451)
     Accounts payable and accrued liabilities .................        (5,425)         4,109
     Restructuring accrual ....................................            72             --
     Deferred revenue .........................................        (1,174)           237
                                                                     --------       --------
   Net cash used in operating activities ......................       (22,961)       (29,197)
Financing activities:
   Issuance of common shares and warrants .....................           272          1,295
   Payment on notes payable ...................................            --         (1,995)
   Repayment of obligations under capital leases ..............          (144)          (131)
                                                                     --------       --------
   Net cash provided by (used in) financing activities ........           128           (831)
Investing activities:
   Sale (purchase) of short-term investments ..................          (272)        28,012
   Additions to property and equipment ........................          (239)       (11,252)
   Purchase of long-term investments ..........................          (698)
   Cash used in acquisition ...................................            --        (17,956)
   Proceeds on sale of property and equipment .................           351             --
                                                                     --------       --------
   Net cash used in investing activities ......................          (160)        (1,894)
Effect of currency translation of cash balances ...............           (11)           210
                                                                     --------       --------
Decrease in cash and cash equivalents .........................       (23,004)       (31,712)
Cash and cash equivalents, beginning of period ................        34,209         82,370
                                                                     --------       --------
Cash and cash equivalents, end of period ......................      $ 11,205       $ 50,658
                                                                     ========       ========

     See accompanying notes to condensed consolidated financial statements.


================================================================================
                                                                               5

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

      Details of stock option transactions are as follows:

                                                                                                        WEIGHTED
                                                                  OPTIONS AVAILABLE                     AVERAGE
                                                                         FOR           NUMBER       EXERCISE PRICE
                                                                        GRANT         OF OPTIONS       PER SHARE
                                                                  -----------------  ----------     --------------
Balances, March 31, 2000.......................................      1,231,150        4,013,600        $   2.51
      Additional options authorized............................      3,835,382
      Options granted..........................................     (6,466,956)       6,466,956        $   7.24
      Options exercised........................................                        (694,592)       $   0.59
      Options cancelled........................................      1,677,928       (1,677,928)       $   7.28
                                                                    ----------       ----------
Balances, March 31, 2001.......................................        277,504        8,108,036        $   4.90
      Additional options authorized............................
      Options granted..........................................     (4,255,000)       4,255,000        $   0.22
      Options exercised........................................                        (650,672)       $   0.16
      Options cancelled........................................      4,362,098       (4,362,098)       $   5.95
                                                                    ----------       ----------
Balances, December 31, 2001 (unaudited)........................        384,602        7,350,266        $   2.01
                                                                    ==========       ==========
Options exercisable at December 31, 2001 (unaudited)..........                        1,724,101        $   2.88
                                                                                     ==========

      The stock options expire at various dates between May 2003 and September 2010.

      The Company recorded deferred stock-based compensation amounting to $111,000 for the three months ended December 31, 2001 compared to $1.2 million for the three months ended December 31, 2000. Amortization of deferred stock-based compensation amounted to $399,000 for the three months ended December 31, 2001 compared to $1.0 million for the three months ended December 31, 2000.

      The amortization (recovery) of deferred stock-based compensation relates to the following cost of service revenues and operating expense categories (in thousands):

================================================================================
                                                                               6

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================

                                  THREE MONTHS ENDED        NINE MONTHS ENDED
Unaudited                             DECEMBER 31,             DECEMBER 31,
                              ------------------------    ----------------------
                                 2001           2000         2001         2000
                              -----------    ---------    ----------   ---------


Cost of service revenues...... $      31     $      77     $     43    $     207
Sales and marketing...........       139           687       (1,773)       2,777
Research and development .....        77           155          (56)         257
General and administrative....       152            84           41          242
                               ---------     ---------     --------    ---------
                               $     399     $   1,003     $ (1,745)   $   3,483
                               =========     =========     =========   =========

NOTE 3.  COMPREHENSIVE INCOME (LOSS

      The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which established standards for reporting and presentation of comprehensive income. This standard defines comprehensive income (loss) as the changes in equity of an enterprise except those resulting from shareholder transactions. Comprehensive loss for the three months and nine months ended December 31, 2001 and December 31, 2000, was not materially different from net income (loss) for the periods.

NOTE 4.  SEGMENT INFORMATION

      The Company reviewed its operations and determined that it operates in a single reportable operating segment, being the development and marketing of interaction-based e-business communications applications. All long-lived assets relating to the Company's operations are located in Canada in fiscal 2001. Revenue per geographic location, which is attributable to geographic location based on the location of the external customer, is as follows (in thousands):


                                      THREE MONTHS ENDED    NINE MONTHS ENDED
Unaudited                                DECEMBER 31,          DECEMBER 31,
                                    --------------------   -------------------
                                       2001       2000       2001       2000
                                    ---------   --------   --------   --------

Revenue by geographic locations:
   United States ................... $  2,199   $  7,556   $  7,480   $ 16,126
   Canada...........................      549        827      2,109      3,998
   Europe...........................    1,354        247      1,509      2,558
   Asia Pacific.....................       58        640         58        640
                                     --------   --------   --------   --------
                                     $  4,160   $  9,270   $ 11,156   $ 23,322
                                     ========   ========   ========   ========

      For the three months ended December 31, 2001, two customers accounted for 26% and 18% of total revenues, respectively. For the three months ended December 31, 2000, one customer accounted for 10% of total revenues. For the nine months ended December 31, 2001, one customer accounted for 23% of total revenues. For the nine months ended December 31, 2000, no customer accounted for 10% of total revenues. As at December 31, 2001, the Company had a receivable from one significant customer amounting to 23% of total accounts receivable trade. As at December 31, 2000, the Company did not have a receivable from a customer amounting to 10% of total accounts receivable trade.

NOTE 5.  JOINT VENTURES AND INVESTMENT IN AFFILIATE

      In June 2000, the Company formed Delano Minerva Holdings Inc. ("Minerva"), and had a controlling position with a 50% ownership and a majority of the seats of the Minerva Board of Directors. During fiscal 2001, the Company's proportionate share of Minerva's losses exceeded its investment. Minerva's results of operations were included within the Company's fiscal 2001 revenue, cost and expense categories. During the three months ended September 30, 2001, the Company agreed to pay $100,000 for the remaining ownership interest in Minerva and subsequently closed down the operation.

      In December 2000, the Company invested in a joint venture, Delano Asia-Pacific, as a minority interest party by acquiring 19.9% of the common shares. The joint venture partner was eGlobal Technology Services Holding Limited ("eGlobal") of Singapore. The investment in this joint venture has been made in the form of a $398,000 capital cash contribution, and a long-term, non-interest bearing loan receivable of $602,000. This investment is accounted for using the equity method of accounting. In the three months and in the six months ended September 30, 2001 the Company recognized $80,000 and $146,000 respectively of losses and during fiscal 2001, the Company recognized $278,000 of losses, which represent the Company's proportionate share of the joint ventures losses, net of the intercompany elimination.

================================================================================
                                                                               7

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================

During the three months ended December 31, 2001, the Company terminated its distribution agreement with Delano Asia-Pacific pursuant to the terms of that agreement.

NOTE 6.  SPECIAL CHARGES

      Special charges for the three months ended December 31, 2001 include a $603,000 asset impairment charge and a $2.1 million restructuring recovery.

      ASSET IMPAIRMENT:

      During the three months ended September 30, 2001, the Company restructured its operations to reduce operating expenses. During the restructuring, it was determined that $5.8 million of capital assets and $1.2 million of other assets, including the long-term, non-interest bearing loan receivable from eGlobal of $602,000, had no future value to the Company. During the three months ended December 31, 2001, the Company recorded an additional charge of $603,000 related to the actions taken during the three months ended September 30, 2001.

      RESTRUCTURING CHARGE:

      The Company determined its restructuring charges in accordance with Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3") and Staff Accounting Bulletin No. 100 ("SAB 100"). EITF 94-3 and SAB 100 require that the Company commit to an exit plan before it accrues employee termination costs and exit costs. On January 4, 2001, the Company's senior management prepared and approved a detailed exit plan that included the termination of 102 employees, closure of certain facilities and the elimination of the ASP sales model. On April 23, 2001, the Company's senior management prepared and approved a second detailed exit plan that included the additional termination of 140 employees and closure of additional facilities. On July 3, 2001, the Company's senior management prepared and approved a third detailed exit plan that included the additional termination of 183 employees, closure of additional facilities, reduction of capital assets no longer in use and other various exit costs. During the three months ended December 31, 2001, the Company, under new management, took actions to reduce the amount of restructuring liability by negotiating settlements with existing landlords of certain restructured leased premises, by renegotiating future cost commitments on the ASP model, and a decision to retain the ASP model in future operations and various other measures. As a result of these efforts, the Company recorded a $2.1 million restructuring recovery during the three months ended December 31, 2001.

      During the three months ended March 31, 2001, the Company incurred a restructuring charge of $6.1 million (after adjustment) as part of a plan to improve its operating results by reducing employees, by closing duplicative Company facilities in the United States and Canada, and by implementing other measures. This charge was part of a plan to streamline the Company's efforts to focus on achieving profitability. Subsequent to March 31, 2001, an additional $848,000 was accrued relating to a change in estimate for one of the facilities in the three months ended June 30, 2001 and an additional $683,000 was accrued relating to a change in estimate of future cost commitments for our ASP model during the three months ended September 30, 2001. During the three months ended December 31, 2001, a recovery of $1.7 million was accrued made up of $400,000 recovered in connection with a loan to a shareholder of an acquired company, $857,000 from the settlement or near settlement of certain lease obligations and a recovery of $435,000 related to the renegotiations of future cost commitments on the ASP model. After the adjustments above, the restructuring charge was comprised of $2.8 million for reductions in employee numbers, $2.1 million for facilities related costs including penalties associated with the reduction of lease commitments and future lease payments and $1.2 million related to eliminating the Company's ASP sales model which has now been reinstated as part of future operations. As of December 31, 2001, $5.0 million had been paid out on the restructuring charge. Most of the remaining $1.1 million that has not yet been paid is related to lease commitments.

      In connection with the restructuring actions for the three months ended March 31, 2001, the Company terminated the employment of 102 employees, consisting of sales and marketing employees, applications development employees, technical and other support employees, and administrative employees in all locations. In addition, the Company did not replace approximately 34 employees who resigned voluntarily during the three months ended March 31, 2001. At March 31, 2001, the Company had terminated all employees associated with these restructuring actions. At March 31, 2001, the Company had exited a portion of its facilities in Markham, Canada and most of its offices in the United States. The Company has entered into sublease arrangements for some of its office space.

      During the three months ended June 30, 2001, the Company incurred an additional restructuring charge of $3.3

================================================================================
                                                                               8

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================

million (after adjustment) as part of a plan to improve its operating results by reducing employees, by closing duplicative Company facilities in the United States, and by implementing other measures. This charge was part of a plan to streamline the Company's efforts to focus on achieving profitability. During the three months ended December 31, 2001, a recovery of $158,000 was accrued. After the adjustment above, the restructuring charge was comprised of $2.5 million for reductions in employee numbers, $571,000 for facilities-related costs including penalties associated with the reduction of lease commitments and future lease payments and $186,000 related to the termination of the Minerva joint venture in Denmark. As of December 31, 2001, all amounts had been paid out on the restructuring charge.

      In connection with the restructuring actions for the three months ended June 30, 2001, the Company terminated the employment of 140 employees, consisting of applications development employees, sales and marketing employees, technical and other support employees, and administrative employees in all locations. In addition, the Company did not replace approximately 39 employees who resigned voluntarily during the three months ended June 30, 2001. At June 30, 2001, the Company had terminated all employees associated with these restructuring actions. At June 30, 2001, the Company had exited its office facilities in the United States identified in the restructuring plan.

      During the three months ended September 30, 2001, the Company incurred an additional restructuring charge of $5.7 million (after adjustment) as part of a plan to improve its operating results by reducing employees, by closing duplicative Company facilities in the United States, Canada and Europe and by implementing other measures. This charge was part of a plan to streamline the Company's efforts to focus on achieving profitability. During the three months ended December 31, 2001, a recovery of $244,000 was accrued relating mostly to settlement or near settlement of certain lease obligations. After the adjustment above, the restructuring charge was comprised of $3.7 million for reductions in employee numbers and $2.0 million for facilities-related costs including penalties associated with the reduction of lease commitments and future lease payments. As of December 31, 2001, $4.7 million had been paid out on the restructuring charge. Most of the remaining $1.0 million relates to employee termination costs and lease commitments.

      In connection with the restructuring actions for the three months ended September 30, 2001, the Company terminated the employment of 183 employees, consisting primarily of applications development employees, sales and marketing employees, technical and other support employees, and administrative employees in all locations. In addition, the Company did not replace approximately 9 employees who resigned voluntarily during the three months ended September 30, 2001. At September 30, 2001, the Company had terminated all employees associated with these restructuring actions. At September 30, 2001, the Company had exited its office facilities in the United States, Canada and Europe identified in the restructuring plan.

      Restructuring charge accruals, both current and long-term, are shown separately on the condensed consolidated balance sheet at December 31, 2001. The long-term restructuring charge accrual at March 31, 2001 relates specifically to future lease payment commitments that extend beyond one year. Detail of the restructuring charges as of and for the three months ended December 31, 2001 are summarized below:

                                                    BALANCE AT       ADJUSTMENTS                       BALANCE AT
   FOURTH QUARTER 2001 RESTRUCTURING ACTIONS:   SEPTEMBER 30, 2001   (REVERSALS)      UTILIZED     DECEMBER 31, 2001
   ------------------------------------------   ------------------   -----------      --------     -----------------
   Employee related                                 $    --           $   (400)        $  (400)        $     --
   Facilities related                                 1,884               (857)            120              907
   ASP sales model related                              791               (435)            156              200
                                                    -------           --------         -------          -------
                                                    $ 2,675           $ (1,692)        $  (124)         $ 1,107
                                                    =======           ========         =======          =======

                                                    BALANCE AT       ADJUSTMENTS                      BALANCE AT
   BALANCE SHEET COMPONENTS                     SEPTEMBER 30, 2001   (REVERSALS)      UTILIZED     DECEMBER 31, 2001
   ------------------------                     ------------------   -----------      --------     -----------------
   Accounts payable                                 $    --          $     --           $   --          $    --
   Accrued liabilities                                2,675            (1,692)            (124)           1,107
                                                    -------          --------           ------          -------
                                                    $ 2,675          $ (1,692)          $ (124)           1,107
                                                    =======          ========           ======
   Less: current portion                                                                                  1,107
                                                                                                        -------
   Long-term portion                                                                                    $    --
                                                                                                        =======

================================================================================

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================

                                                       BALANCE AT       ADJUSTMENTS                      BALANCE AT
    FIRST QUARTER 2002 RESTRUCTURING ACTIONS:      SEPTEMBER 30, 2001   (REVERSALS)      UTILIZED     DECEMBER 31, 2001
    ----------------------------------------       ------------------   -----------      --------     -----------------
   Employee related                                    $    156           $  (102)       $     54         $     --
   Facilities related                                        69                (2)             67               --
    Joint venture                                            75               (54)             21               --
                                                       --------           -------        --------         --------
                                                       $    300          $   (158)       $    142         $     --
                                                       ========          ========        ========         ========

                                                       BALANCE AT       ADJUSTMENTS                      BALANCE AT
    BALANCE SHEET COMPONENTS                       SEPTEMBER 30, 2001   (REVERSALS)      UTILIZED     DECEMBER 31, 2001
    ------------------------                       ------------------   -----------      --------     -----------------
   Accounts payable                                    $     --          $     --        $     --         $     --
   Accrued liabilities                                      300              (158)            142               --
                                                       --------          --------        --------         --------
                                                       $    300          $   (158)       $    142               --
                                                       ========          ========        ========
   Less: current portion                                                                                        --
                                                                                                          --------
   Long-term portion                                                                                      $     --
                                                                                                          ========

                                                          BALANCE AT      ADJUSTMENTS                      BALANCE AT
   SECOND QUARTER 2002 RESTRUCTURING ACTIONS:        SEPTEMBER 30, 2001   (REVERSALS)      UTILIZED     DECEMBER 31, 2001
   ------------------------------------------        ------------------   -----------      --------     -----------------
   Employee related                                    $    628           $     18         $    503         $   143
   Facilities related                                     1,726               (262)             634             830
                                                       --------           --------         --------         -------
                                                       $  2,354           $   (244)        $  1,137         $   973
                                                       ========           ========         ========         =======

                                                       BALANCE AT       ADJUSTMENTS                       BALANCE AT
   BALANCE SHEET COMPONENTS                        SEPTEMBER 30, 2001   (REVERSALS)      UTILIZED     DECEMBER 31, 2001
   ------------------------                        ------------------   -----------      --------     -----------------
   Accounts payable                                   $     --            $     --        $     --        $    --
   Accrued liabilities                                   2,354                (244)          1,137            973
                                                      --------            --------        --------        -------
                                                      $  2,354            $   (244)       $  1,137            973
                                                      ========            ========        ========
   Less: current portion                                                                                      973
                                                                                                          -------
   Long-term portion                                                                                      $    --
                                                                                                          =======

NOTE 7.  RELATED PARTY TRANSACTIONS

        As at September 30, 2001, accrued consulting fees payable to a director of the Company amounted to $165,000. These consulting fees were paid during the three months ended December 31, 2001.

      The Company named Vikas Kapoor as the Chief Executive Officer of the Company and certain subsidiaries of the Company effective October 5, 2001. Mr. Kapoor has served as a member of the Company's Board of Directors since July 2001. Mr. Kapoor's compensation package includes a grant of 4,230,000 Common Shares, which vest over 30 months (705,000 common shares vested upon grant and the balance vest at the rate of 117,500 common shares per month) subject to accelerated vesting in certain circumstances as set out in the Restricted Share Agreement.

NOTE 8.  RECENT ACCOUNTING PRONOUNCEMENTS

      In October 2001, FASB issued Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", which retains the fundamental provisions of SFAS 121. Statement 144 also broadens the definition of discontinued operations to include all distinguishable components of an entity that will be eliminated from ongoing operations. SFAS 121 is effective for the Company's year commencing January 1, 2002 to be applied prospectively. The Company expects the adoption of this standard will not have a material impact on its financial position, results of operations or cash flows.

NOTE 9.  LEGAL ITEMS

      During the period from August 2 to October 1, 2001, three purported securities class action lawsuits were filed against the Company in the U.S. District Court for the Southern District of New York, Shapiro, et al. v. Delano Technology Corporation, et al., Ellis Investments Ltd, et al. v. Delano Technology Corporation, et al., and Wendy and Joe Scavuzzo, et al. v. Delano Technology Corporation, et al. The complaints also name one or more of the Company's underwriters in the

================================================================================
                                                                              10

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================

Company's initial public offering and certain officers and directors of the Company. The complaints allege violations of the federal securities laws regarding statements in the Company's initial public offering registration statement concerning the underwriters' activities in connection with the underwriting of the Company's Common Shares to the public. The actions seek rescission of the plaintiff's alleged purchases of Company Common Shares and other damages and costs associated with the litigation. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 100 other companies. The Company believes it has meritorious defenses to these lawsuits and will vigorously defend itself.

================================================================================
                                                                              11

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

      The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

      From the date of our incorporation on May 7, 1998 until April 1999, we were a development stage company and had no revenues. Our operating activities during this period consisted primarily of conducting research and developing our initial products. In May 1999, we released and sold the first commercially available version of the Delano e-Business Interaction Suite.

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

      - Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors in connection with the enhancement of existing products and quality assurance activities;

      - General and administrative expenses consist primarily of compensation and related costs for administrative personnel, legal, accounting and other general corporate expenses; and

      - Amortization (recovery) of deferred stock-based compensation includes the amortization, over the vesting period of a stock option, of the difference between the exercise price of options granted to employees and the deemed fair market value of the options for financial reporting purposes. In addition, deferred stock-based compensation includes compensation expense arising on the issuance of options and a warrant to employees and a consultant, calculated as the difference between the exercise price of the options and warrant and the fair market value at the date of issuance. Also included in amortization of deferred stock-based compensation is compensation expense relating to an option to acquire shares of the Company issued in connection with a professional services agreement between the Company and a related corporation. The compensation expense is calculated as the difference between the exercise price of the option and the fair market value at the time the option was issued or earned. Also included in amortization of deferred stock-based compensation is compensation expense relating to the unvested options assumed in the acquisitions of Continuity and DA. In connection with the restructuring actions, the Company has recorded a recovery of deferred stock-based compensation relating to terminated employees.

      We allocate common costs based on relative headcount or other relevant measures. These allocated costs include rent

================================================================================
                                                                              12

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================

and other facility-related costs for the corporate head office, communication expenses and depreciation expenses for property and equipment.

      In connection with the granting of stock options and the issuance of a warrant to our employees and a consultant, we recorded deferred stock-based compensation totaling $13.7 million through March 31, 2001. This amount represents the total difference between the exercise prices of stock options and the warrant and the deemed fair value of the underlying common stock for accounting purposes on the date these stock options were granted and the warrant issued. This amount is included as a component of shareholders' equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in FASB, Interpretation No. 28. We recorded $399,000 of stock-based compensation amortization expense during the three months ended December 31, 2001 compared to $1.0 million of stock-based compensation amortization expense during the three months ended December 31, 2000. We recorded a recovery of $1.7 million of stock-based compensation amortization expense during the nine months ended December 31, 2001 compared to $3.5 million of stock-based compensation amortization expense during the nine months ended December 31, 2000. As of December 31, 2001, we had a total of $1.9 million of deferred stock-based compensation that had not been amortized. The amortization of the remaining deferred stock-based compensation will result in additional charges to operations through December 2003 of approximately $200,000 per quarter. The amortization of deferred stock-based compensation is classified as a separate component of operation expenses in our consolidated statement of operations.

      The Company named Vikas Kapoor as the Chief Executive Officer of the Company and certain subsidiaries of the Company effective October 5, 2001. Mr. Kapoor has served as a member of the Company's Board of Directors since July 2001. Mr. Kapoor's compensation package includes a grant of 4,230,000 Common Shares, which vest over 30 months (705,000 common shares vested upon grant and the balance vest at the rate of 117,500 common shares per month) subject to accelerated vesting in certain circumstances as set out in the Restricted Share Agreement.

      In our development of new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, our software development costs eligible for capitalization have been insignificant and all costs related to internal product development have been expensed as incurred.

      Special charges for the three months ended December 31, 2001 include a $603,000 asset impairment charge and a $2.1 million restructuring recovery.

      ASSET IMPAIRMENT:

      During the three months ended September 30, 2001, the Company restructured its operations to reduce operating expenses. During the restructuring, it was determined that $5.8 million of capital assets and $1.2 million of other assets, including the long-term, non-interest bearing loan receivable from eGlobal of $602,000, had no future value to the Company. During the three months ended December 31, 2001, the Company recorded an additional charge of $603,000 related to the actions taken during the three months ended September 30, 2001.

      RESTRUCTURING CHARGE:

      The Company determined its restructuring charges in accordance with Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3") and Staff Accounting Bulletin No. 100 ("SAB 100"). EITF 94-3 and SAB 100 require that the Company commit to an exit plan before it accrues employee termination costs and exit costs. On January 4, 2001, the Company's senior management prepared and approved a detailed exit plan that included the termination of 102 employees, closure of certain facilities and the elimination of the ASP sales model. On April 23, 2001, the Company's senior management prepared and approved a second detailed exit plan that included the additional termination of 140 employees and closure of additional facilities. On July 3, 2001, the Company's senior management prepared and approved a third detailed exit plan that included the additional termination of 183 employees, closure of additional facilities, reduction of capital assets no longer in use and other various exit costs. During the three months ended December 31, 2001, the Company, under new management, took actions to reduce the amount of restructuring liability by negotiating settlements with existing landlords of certain restructured leased premises, by renegotiating future cost commitments on the ASP model, and a decision to retain the ASP model in future operations and various other measures. As a result of these efforts, the Company recorded a $2.1 million restructuring recovery during the three months ended December 31, 2001.

      During the three months ended March 31, 2001, the Company incurred a restructuring charge of $6.1 million (after adjustment) as part of a plan to improve its operating results by reducing employees, by closing duplicative Company

================================================================================
                                                                              13

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================

facilities in the United States and Canada, and by implementing other measures. This charge was part of a plan to streamline the Company's efforts to focus on achieving profitability. Subsequent to March 31, 2001, an additional $848,000 was accrued relating to a change in estimate for one of the facilities in the three months ended June 30, 2001 and an additional $683,000 was accrued relating to a change in estimate of future cost commitments for our ASP model during the three months ended September 30, 2001. During the three months ended December 31, 2001, a recovery of $1.7 million was accrued made up of $400,000 recovered in connection with a loan to a shareholder of an acquired company, $857,000 from the settlement or near settlement of certain lease obligations and a recovery of $435,000 related to the renegotiations of future cost commitments on the ASP model. After the adjustments above, the restructuring charge was comprised of $2.8 million for reductions in employee numbers, $2.1 million for facilities related costs including penalties associated with the reduction of lease commitments and future lease payments and $1.2 million related to eliminating the Company's ASP sales model which has now been reinstated as part of future operations. As of December 31, 2001, $5.0 million had been paid out on the restructuring charge. Most of the remaining $1.1 million that has not yet been paid is related to lease commitments.

      In connection with the restructuring actions for the three months ended March 31, 2001, the Company terminated the employment of 102 employees, consisting of sales and marketing employees, applications development employees, technical and other support employees, and administrative employees in all locations. In addition, the Company did not replace approximately 34 employees who resigned voluntarily during the three months ended March 31, 2001. At March 31, 2001, the Company had terminated all employees associated with these restructuring actions. At March 31, 2001, the Company had exited a portion of its facilities in Markham, Canada and most of its offices in the United States. The Company has entered into sublease arrangements for some of its office space.

      During the three months ended June 30, 2001, the Company incurred an additional restructuring charge of $3.3 million (after adjustment) as part of a plan to improve its operating results by reducing employees, by closing duplicative Company facilities in the United States, and by implementing other measures. This charge was part of a plan to streamline the Company's efforts to focus on achieving profitability. During the three months ended December 31, 2001, a recovery of $158,000 was accrued. After the adjustment above, the restructuring charge was comprised of $2.5 million for reductions in employee numbers, $571,000 for facilities-related costs including penalties associated with the reduction of lease commitments and future lease payments and $186,000 related to the termination of the Minerva joint venture in Denmark. As of December 31, 2001, all amounts had been paid out on the restructuring charge.

      In connection with the restructuring actions for the three months ended June 30, 2001, the Company terminated the employment of 140 employees, consisting of applications development employees, sales and marketing employees, technical and other support employees, and administrative employees in all locations. In addition, the Company did not replace approximately 39 employees who resigned voluntarily during the three months ended June 30, 2001. At June 30, 2001, the Company had terminated all employees associated with these restructuring actions. At June 30, 2001, the Company had exited its office facilities in the United States identified in the restructuring plan.

      During the three months ended September 30, 2001, the Company incurred an additional restructuring charge of $5.7 million (after adjustment) as part of a plan to improve its operating results by reducing employees, by closing duplicative Company facilities in the United States, Canada and Europe and by implementing other measures. This charge was part of a plan to streamline the Company's efforts to focus on achieving profitability. During the three months ended December 31, 2001, a recovery of $244,000 was accrued relating mostly to settlement or near settlement of certain lease obligations. After the adjustment above, the restructuring charge was comprised of $3.7 million for reductions in employee numbers and $2.0 million for facilities-related costs including penalties associated with the reduction of lease commitments and future lease payments. As of December 31, 2001, $4.7 million had been paid out on the restructuring charge. Most of the remaining $1.0 million relates to employee termination costs and lease commitments.

      In connection with the restructuring actions for the three months ended September 30, 2001, the Company terminated the employment of 183 employees, consisting primarily of applications development employees, sales and marketing employees, technical and other support employees, and administrative employees in all locations. In addition, the Company did not replace approximately 9 employees who resigned voluntarily during the three months ended September 30, 2001. At September 30, 2001, the Company had terminated all employees associated with these restructuring actions. At September 30, 2001, the Company had exited its office facilities in the United States, Canada and Europe identified in the restructuring plan.

       We believe that period-to-period comparisons of our historical operating results are not necessarily meaningful and should not be relied upon as being a good indication of our future performance. Our prospects must be considered in light


================================================================================
                                                                              14

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================

of the risks, expenses and difficulties frequently experienced by companies in early stages of development, particularly companies in new and rapidly evolving markets like ours. Although we have experienced significant revenue growth recently, this trend may not be sustainable. Furthermore, we may not achieve or maintain profitability in the future.

RESULTS OF OPERATIONS

Three months and nine months ended December 31, 2001 compared to three months and nine months ended December 31, 2000.

      Revenues. Total revenues for the three months ended December 31, 2001 were $4.2 million compared to $9.3 million for the three months ended December 31, 2000. In the three months ended December 31, 2001, license revenues accounted for $2.5 million or 61.1% of total revenues. In the three months ended December 31, 2000, license revenues accounted for $8.0 million, or 86.7% of total revenues. Total revenues for the nine months ended December 31, 2001 were $11.2 million compared to $23.3 million for the nine months ended December 31, 2000. In the nine months ended December 31, 2001, license revenues accounted for $5.8 million or 52.0% of total revenues. In the nine months ended December 31, 2000, license revenues accounted for $20.4 million, or 87.5% of total revenues.

      Service revenues, including maintenance and services fees, accounted for $1.6 million, or 38.9% of revenues for the three months ended December 31, 2001, compared to $1.2 million or 13.3% of total revenues for the three months ended December 31, 2000. Service revenues, including maintenance and services fees, accounted for $5.4 million, or 48.0% of revenues for the nine months ended December 31, 2001, compared to $2.9 million or 12.5% of total revenues for the nine months ended December 31, 2000.

      Approximately 52.9% of our total revenues were generated in the United States, 13.2% were generated in Canada and 33.9% were generated elsewhere in the three months ended December 31, 2001, compared to 81.5%, 8.9% and 9.6% respectively, for the three months ended December 31, 2000. Approximately 67.0% of our total revenues were generated in the United States, 18.9% were generated in Canada and 14.1% were generated elsewhere in the nine months ended December 31, 2001, compared to 69.1%, 17.1% and 13.8% respectively, for the nine months ended December 31, 2000.

      Cost of revenues. Cost of license revenues was $181,000 or 4.3% of total revenues for the three months ended December 31, 2001 compared to $89,000 for the three months ended December 31, 2000 or 1.0% of total revenues. Cost of service revenues was $970,000, or 23.3% of total revenues for the three months ended December 31, 2001 compared to $1.4 million for the three months ended December 31, 2000, or 15.5% of total revenues. Cost of license revenues was $567,000 or 5.1% of total revenues for the nine months ended December 31, 2001 compared to $270,000 for the nine months ended December 31, 2000 or 1.2% of total revenues. Cost of service revenues was $3.8 million, or 34.4% of total revenues for the nine months ended December 31, 2001, compared to $3.4 million for the nine months ended December 31, 2001, or 14.6% of total revenues.

      We anticipate that cost of service revenues will remain relatively constant in absolute dollars. We anticipate that the cost of license revenues will be a smaller proportion of license revenues.

      Sales and marketing. Sales and marketing expenses decreased to $2.1 million or 50.4% of revenues for the three months ended December 31, 2001 from $13.6 million or 147.1% of revenues for the three months ended December 31, 2000. Sales and marketing expenses decreased to $11.7 million or 104.4% of revenues for the nine months ended December 31, 2001 from $35.1 million or 150.7% of revenues for the nine months ended December 31, 2000. This decrease was attributable primarily to the reduction of sales and marketing personnel and lower marketing costs due to reduced promotional activities. We anticipate that sales and marketing expenses will remain relatively constant in the next few quarters.

      Research and development. Research and development expenses decreased to $1.0 million or 24.2% of revenues for the three months ended December 31, 2001 from $6.1 million or 66.1% of revenues for the three months ended December 31, 2000. Research and development expenses decreased to $7.3 million or 65.0% of revenues for the nine months ended December 31, 2001 from $12.3 million or 52.7% of revenues for the nine months ended December 31, 2000. This decrease was attributable primarily to the reduction of product development and related services personnel and to decreased consulting and recruiting costs. We anticipate that research and development expenses will remain constant in absolute dollars, and will reduce as a percentage of total revenues from period to period as we have reduced research and development personnel.

================================================================================
                                                                              15

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================

      General and administrative. General and administrative expenses decreased to $670,000 or 16.1% of revenues for the three months ended December 31, 2001 from $1.4 million or 15.0% of revenues for the three months ended December 31, 2000. General and administrative expenses decreased to $2.6 million or 23.0% of revenues for the nine months ended December 31, 2001 from $3.5 million or 15.2% of revenues for the nine months ended December 31, 2000. The decrease is due primarily to the reduction of administrative personnel, decreased consulting costs and to lower facilities-related expenses necessary to support our growth. We expect that general and administrative expenses will remain constant in absolute dollars as we have reduced personnel and related costs.

      Amortization of goodwill and identifiable intangibles. On September 26, 2000, the Company completed its acquisition of Continuity. As a result of the acquisition, $19.4 million was allocated to goodwill, and identifiable intangibles. This amount was being amortized on a straight-line basis over a period of three years for identifiable intangibles, and five years for goodwill from October 1, 2000. On October 16, 2000, the Company completed its acquisition of DA. As a result of the acquisition, $94.2 million was allocated to goodwill and identifiable intangibles. This amount was being amortized from October 16, 2000 on a straight-line basis over a period of three years for identifiable intangibles and five years for goodwill.

      Specific events and changes in circumstances indicated that these long lived assets were not recoverable, as determined based on the undiscounted cash flows of the acquired business. In accordance with the Company's policy, the carrying value has been reduced to net realizable value. For the three months ended March 31, 2001, goodwill and identifiable intangibles were reduced by approximately $97.0 million. For the three months ended June 30, 2001, goodwill was reduced by a further $4.9 million. For the three months ended December 31, 2001, there is no amortization of goodwill and identifiable intangibles.

      Amortization of deferred stock-based compensation. We incurred a charge of $399,000 or 9.6% of revenues in the three months ended December 31, 2001 compared to a charge of $1.0 million or 10.8% of revenues for the three months ended December 31, 2000. We incurred a recovery of $1.7 million or 15.6% of revenues in the nine months ended December 31, 2001 compared to a charge of $3.5 million or 14.9% of revenues for the nine months ended December 31, 2000. The charge is related to the issuance of stock options with exercise prices less than the deemed fair market value for financial reporting purposes on the date of grant and the recovery is related to the unvested options of terminated employees from the restructuring actions.

      Interest and other income, net. Interest and other income, net for the three months ended December 31, 2001 was $35,000, compared to the three months ended December 31, 2000 at $926,000. Interest and other income, net for the nine months ended December 31, 2001 was $598,000, compared to the nine months ended December 31, 2000 at $3.9 million. Interest and other income reflects the interest earned on the cash and cash equivalents balance arising from our special warrant offering in September 1999 and our initial public offering in February 2000. The decrease in interest and other income reflects lower cash balances and lower interest rates.

      Provision for income taxes. A deferred tax asset of $28.5 million existed as of December 31, 2001 compared to $15.3 million at December 31, 2000. A full valuation allowance was recorded against the deferred tax asset because it is more likely than not that the asset will not be realized. A valuation allowance taken against substantially the entire deferred tax asset reflects the lack of profitability in the past, the significant risk that taxable income would not be generated in the future and the non-transferable nature of the deferred tax asset under certain conditions.

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

      Service revenues, including maintenance and services fees, accounted for the remaining $1.2 million or 13.3% of total revenues for the three months ended December 31, 2000, compared with $183,000 or 6.2% for the three months ended December 31, 1999. Service revenues, including maintenance and services fees, accounted for the remaining $2.9 million or 12.5% of total revenues for the nine months ended December 31, 2000, compared with $296,000 or 5.5% for the nine

================================================================================

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================

months ended December 31, 1999.

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

      Cost of revenues. Cost of product revenues was $89,000 for the three months ended December 31, 2000 or 1.0% of total revenues, compared with $14,000 or 0.5% for the three months ended December 31, 1999. Cost of service revenues was $1.4 million for the three months ended December 31, 2000, or 15.5% of total revenues, compared with $321,000, or 11.0% of total revenues for the three months ended December 31, 1999. Cost of product revenues was $270,000 for the nine months ended December 31, 2000 or 1.2% of total revenues, compared with $20,000 or 0.4% for the nine months ended December 31, 1999. Cost of service revenues was $3.4 million for the nine months ended December 31, 2000, or 14.6% of total revenues, compared with $701,000, or 13.1% of total revenues for the nine months ended December 31, 1999.

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

      General and administrative. General and administrative expenses increased to $1.4 million, or 15.1% of total revenues for the three months ended December 31, 2000, compared to $355,000, or 12.1% of total revenues for the three months ended December 31, 1999. General and administrative expenses increased to $3.5 million, or 14.9% of total revenues for the nine months ended December 31, 2000, compared to $767,000, or 14.3% of total revenues for the nine months ended December 31, 1999. The increase is due primarily to the addition of administrative personnel, increased consulting costs and to higher facilities-related expenses necessary to support our growth.

      Amortization of goodwill and identifiable intangibles. On September 26, 2000, the Company completed its acquisition of Continuity. As a result of the acquisition, $19.4 million was allocated to goodwill, and identifiable intangibles. This amount is being amortized on a straight-line basis over a period of three years for identifiable intangibles,

================================================================================
                                                                              17

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================

and five years for goodwill from October 1, 2000. For the three months and nine months ended December 31, 2000, $1.0 million (1999 - nil) of goodwill amortization was recorded. On October 16, 2000, the Company completed its acquisition of DA. As a result of the acquisition, $94.2 million was allocated to goodwill and identifiable intangibles. This amount is being amortized on a straight-line basis over a period of three years for identifiable intangibles and five years for goodwill from October 16, 2000. For the three months and nine months ended December 31, 2000, $4.1 million (1999 - nil) of goodwill amortization was recorded.

      Amortization of deferred stock-based compensation. We incurred a charge of $1.0 million for the three months ended December 31, 2000, compared to $451,000 for the three months ended December 31, 1999 related to the issuance of stock options with exercise prices less than the deemed fair market value for financial reporting purposes on the date of grant. We incurred a charge of $3.5 million for the nine months ended December 31, 2000, compared to $769,000 for the nine months ended December 31, 1999 related to the issuance of stock options with exercise prices less than the deemed fair market value for financial reporting purposes on the date of grant.

      In-process research and development. In connection with the acquisition of Continuity and DA, net intangibles of $429,000 were allocated to in-process research and development. The fair value allocation to in-process research and development was determined by identifying the research projects for which technical feasibility has not been achieved and which have no alternative future use at the acquisition date, assessing the stage and expected date of completion of the research and development effort at the acquisition date, and calculating the net present value of the cash flows expected to result from the successful deployment of the new technology resulting from the in-process research and development effort.

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

      Interest and other income, net. Interest and other income, net for the three months ended December 31, 2000 was $926,000, compared to $178,000 for the three months ended December 31, 1999. Interest and other income, net for the nine months ended December 31, 2000 was $3.9 million, compared to $354,000 for the nine months ended December 31, 1999. Interest and other income, net reflects the interest earned on the cash and cash equivalents balance arising from our special warrant offering in June 1999 and our initial public offering in February 2000.

      Provision for income taxes. A deferred tax asset of $15.3 million existed as of December 31, 2000. A full valuation allowance was recorded against the deferred tax asset because it is more likely than not that the asset will not be realized. A valuation allowance taken against substantially all of the deferred tax asset reflects the lack of profitability in the past, the significant risk that taxable income would not be generated in the future and the nontransferable nature of the deferred tax asset under certain conditions.

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

      Our operating activities used cash of $23.0 million for the nine months ended December 31, 2001 and cash of $29.2 million for the nine months ended December 31, 2000. Our negative operating cash flow resulted principally from the net losses that we incurred during these periods. The Company has taken restructuring actions in January, April and July 2001 to reduce expenses.

================================================================================
                                                                              18

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================

      Our financing activities provided cash of $128,000 in the nine months ended December 31, 2001 and used cash of $831,000 in nine months ended December 31, 2000, mostly related to payments on capital leases net of receipts from issuance of common shares and warrants.

      Our investing activities, consisting of the purchase or sale of computer equipment, software, furniture and equipment, net of the purchase or sale of short-term investments used cash of $160,000 during the nine months ended December 31, 2001 and used cash of $1.9 million in nine months ended December 31, 2000.

      In March 1999, we obtained a lease line of credit from a Canadian chartered bank to purchase equipment and furniture. Approximately $89,000 was outstanding as of December 31, 2001. The ceiling on the lease line of credit is Cdn$1,000,000 (approximately $640,000). The lease line of credit is not collateralized with cash for the amount of the line that is used for leasing equipment.

      Our capital requirements depend on a number of factors. In January, April and July 2001, the Company completed restructurings of its operations to reduce the cost of operating the business and expects quarterly expenses to be less than or equal to the quarter ended December 31, 2001. The Company will also have to pay out certain obligations related to these restructurings. We expect to continue to devote resources to continue our research and development efforts, our sales, support efforts, and marketing efforts. Our expenditures have increased substantially since the date of incorporation, but we anticipate that capital expenditures and quarterly expenses will decrease or stay the same in absolute dollars compared to the December 31, 2001 quarter.

      At December 31, 2001, we had cash and cash equivalents and short-term investments aggregating $12.6 million. We believe based on current forecasts that our current cash and cash equivalents and short-term investments are sufficient to fund our operations and pay out our obligations as a result of our restructurings for at least the next 12 months. If cash generated from operations is insufficient to meet our long-term liquidity needs, we may need to raise additional funds or seek other financing arrangements. Additional funding may not be available on favorable terms or at all. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, products or technologies, we may, from time to time, evaluate potential acquisitions of other businesses, products and technologies. In order to consummate potential acquisitions, we may issue additional securities or need additional equity or debt financing and any such financing may be dilutive to existing investors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Pursuant to recent accounting guidance to disclose significant accounting policies and business practices that are deemed to be important to the Company's financial condition, the Company has made the following disclosures:

      The preparation of consolidated financial statements requires Delano to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Delano evaluates its estimates, including those related to revenue recognition, bad debts, investments, intangible assets, income taxes, restructuring, and contingencies and litigation. Delano bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Revenue recognition - We recognize our software license revenues in accordance with the American Institute of Certified Public Accountants, or ("AICPA"), Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and related amendments and interpretations contained in the AICPA's SOP 98-9. We generally recognize revenues allocated to software licenses upon delivery of the software products, when all of the following conditions have been met:

      -  persuasive evidence of an arrangement exists;

      -  the license fee is fixed or determinable; and

      -  collectibility of the license fee is probable.

      Because substantially all of our software license agreements include related maintenance services, these agreements are multiple-element arrangements. We allocate the fees in multiple-element arrangements based on the respective value for each element, with maintenance being allocated typically at 18% of license revenue but not in all cases. Delivery of the software generally is deemed to occur upon shipment of the software unless customers are provided the opportunity to return the products. Revenues are recognized only when all refund obligations have expired. In situations where we provide

================================================================================
                                                                              19

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================

online offerings, delivery of the software occurs upon initiation of the online offerings. Revenues from maintenance and support services and online offerings are recognized ratably over the related contractual period. Revenues related to installation and integration services are recognized on a time and material basis as such services are provided.

      Restructuring charges (recovery) - The Company determined its restructuring charges (recovery) in accordance with Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3") and Staff Accounting Bulletin No. 100 ("SAB 100"). EITF 94-3 and SAB 100 require that the Company commit to an exit plan before it accrues employee termination costs and exit costs.

      All restructuring related charges involved estimates based on information available at the time the accrual was made. Actual results may differ from these estimates under different assumptions or conditions.

RECENT ACCOUNTING PRONOUNCEMENT

      In October 2001, FASB issued Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", which retains the fundamental provisions of SFAS 121. Statement 144 also broadens the definition of discontinued operations to include all distinguishable components of an entity that will be eliminated from ongoing operations. SFAS 121 is effective for the Company's year commencing January 1, 2002 to be applied prospectively. The Company expects the adoption of this standard will not have a material impact on its financial position, results of operations or cash flows.

================================================================================
                                                                              20

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================

      RISK FACTORS

      Our future operating results may vary substantially from period to period. The price of our Common Shares will fluctuate in the future, and an investment in our Common Shares is subject to a variety of risks, including but not limited to the specific risks identified below. Inevitably, some investors in our securities will experience gains while others will experience losses depending on the prices at which they purchase and sell securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth herein. This Quarterly Report on Form 10-Q contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in this section and elsewhere in this Quarterly Report on Form 10-Q. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statement, which reflect our management's view only as of the date of this Quarterly Report on Form 10-Q.

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

      -  any costs or expenses related to our move to new corporate offices;
         and

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

         - the timing of execution of large contracts that materially affect our operating results; and

================================================================================
                                                                              21

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================

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

WE HAVE A HISTORY OF LOSSES, WE MAY INCUR LOSSES IN THE FUTURE.

      Since we began operations in May 1998, we have incurred substantial operating losses in every quarter. As a result of accumulated operating losses, as of December 31, 2001, we had an accumulated deficit of $206.6 million. For the nine months ended December 31, 2001, we had a net loss of $34.2 million, or 306.3% of total revenues for that period. Our revenue in recent periods has been from a limited base of clients, and we may not be able to sustain our revenue. We expect to decrease our operating expenses as part of our restructuring efforts. We may experience losses and negative cash flow, even if sale of our products and services continues to grow, and we may not generate sufficient revenues to achieve profitability in the future.

OUR BUSINESS IS IMPACTED BY THE SLOWDOWN IN ECONOMIC CONDITIONS.

      As a result of recent unfavorable economic conditions and reduced capital spending, software licensing revenues have declined as a percentage of our total revenues. In particular, revenues were impacted during the first and second fiscal quarter of 2002. If the economic conditions in the United States worsen, or if a wider global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition.

      We have taken and expect to continue to take remedial measures to address the recent slowdown in the market for our products that could have long-term effects on our business.

      In particular, we have reduced our workforce, frozen hiring, and reduced our planned capital expenditure and expense budgets. These measures will reduce our expenses in the face of decreased revenues due to decreased customer orders. However, each of these measures and any additional measures taken in the future to contain expenditures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, and making it more difficult for us to respond to customers.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO SUSTAIN OUR BUSINESS, WHICH WE MAY NOT BE ABLE TO DO.

      Our future liquidity and capital requirements are difficult to predict because they depend on numerous factors, including the success of our existing and new service offerings as well as competing technological and market developments. As a result, we may not be able to generate sufficient cash from our operations to meet additional working capital requirements, support additional capital expenditures or take advantage of acquisition opportunities. Accordingly, we may need to raise additional capital in the future. Our ability to obtain additional financing will be subject to a number of factors, including market conditions and our operating performance. These factors may make the timing, amount, terms and conditions of additional financing unattractive for us. We believe based on current forecasts that our current cash and cash equivalents are sufficient to fund our operations and pay out our obligations as a result of our restructurings for at least the next 12 months. If cash generated from operations is insufficient to meet our long-term liquidity needs, we may need to raise additional funds or seek other financing arrangements. Additional funding may not be available on favorable terms or at all. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs. If we are unable to raise additional funds when needed, our ability to sustain our business could be impeded.

WE ARE DEPENDENT UPON A LIMITED NUMBER OF CLIENTS, AND A LOSS OF ANY OF THESE CLIENTS OR A REDUCTION, DELAY OR CANCELLATION IN ORDERS FROM THESE CLIENTS COULD HARM OUR BUSINESS.

      To date, a significant portion of the total revenues has been derived from sales to a small number of clients. In the three months ended December 31, 2001, two customers accounted for 26% and 18% of our total revenues, respectively. We expect that we will continue to be dependent upon a limited number of clients for a significant portion of our revenue in

================================================================================
                                                                              22

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================

future periods. There can be no assurance that our existing clients or any future clients will continue to use our products. A reduction, delay or cancellation in orders from our clients, including reductions or delays due to market, economic or competitive conditions, could have a materially adverse effect on our business, operating results and financial condition.

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

OUR PRODUCTS AND SERVICES MAY NOT BE ACCEPTED BY THE MARKETPLACE.

      Of our total revenues of $4.2 million for the three months ended December 31, 2001, $2.6 million were derived from licenses of our products and $1.6 million was from related services. We are not certain that our target clients will widely adopt and deploy our products and services. Our future financial performance will depend on the successful development, introduction and client acceptance of new and enhanced versions of our products. In the future, we may not be successful in marketing our products and services or any new or enhanced products.

WE EXPECT TO DEPEND ON SALES OF OUR DELANO INTERACTION SERVER AND APPLICATIONS FOR A SUBSTANTIAL MAJORITY OF OUR REVENUES FOR THE FORESEEABLE FUTURE.

      In the three months ended December 31, 2001, we derived most of our revenues from licenses of our Delano Interaction Server and applications. Although we have added a new product offering, we expect to continue to derive a substantial majority of our revenues from sales of the Delano Interaction Server and applications for the foreseeable future. Implementation of our strategy depends on our products being able to solve the communication needs of businesses engaging in commercial transactions over the internet or having an internet presence. If current or future clients are not satisfied with our products, our business and operating results could be seriously harmed.

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

================================================================================
                                                                              23

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================

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

================================================================================
                                                                              24

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================

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

       We may not realize the benefits from the acquisitions we have completed. In September 2000, we acquired Continuity, and in October 2000, we acquired DA. In July, 2001 we completed a restructuring of our operations that resulted in a reduction of many of the employees from the acquired companies. We may not be able to successfully assimilate the remaining personnel, operations, acquired technology and products into our business. This is particularly difficult since DA's operation is located in Kansas while we are headquartered in Markham, Canada. Key personnel from the acquired companies may in the future decide that they do not want to work for us. In addition, products of these companies will have to be integrated into our products, and it is uncertain whether we may accomplish this easily or at all. These difficulties could disrupt our ongoing business, distract management and employees or increase expenses. Acquisitions are inherently risky and we may also face unexpected costs, which may adversely affect operating results in any quarter.

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

================================================================================
                                                                              25

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================

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

================================================================================
                                                                              26

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================

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

================================================================================
                                                                              27

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================

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

================================================================================
                                                                              28

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================

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

      Distributions which constitute "excess distributions," as defined in
Section 1291 of the U.S. Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), from a passive foreign investment company and dispositions of shares of a passive foreign investment company are subject to the highest rate of tax on ordinary income in effect and to an interest charge based on the value of the tax deferred during the period during which the shares are owned. However, these rules generally will not apply if the U.S. investor elects to treat the passive foreign investment company as a qualified electing fund under Section 1295 of the Internal Revenue Code.

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

================================================================================
                                                                              29

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================

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

WE DO NOT INTEND TO PAY ANY DIVIDENDS ON OUR COMMON SHARES.

      We have not paid any cash dividends on our shares and we currently do not have any plans to pay dividends on our shares. In addition, our lease line of credit specifically prohibits the payment of dividends on our common shares.


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


================================================================================
                                                                              30

DELANO TECHNOLOGY CORPORATION - 10 Q - Quarterly Report
================================================================================

PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

      During the period from August 2 to October 1, 2001, three purported securities class action lawsuits were filed against the Company in the U.S. District Court for the Southern District of New York, Shapiro, et al. v. Delano Technology Corporation, et al., Ellis Investments Ltd, et al. v. Delano Technology Corporation, et al., and Wendy and Joe Scavuzzo, et al. v. Delano Technology Corporation, et al. The complaints also name one or more of the Company's underwriters in the Company's initial public offering and certain officers and directors of the Company. The complaints allege violations of the federal securities laws regarding statements in the Company's initial public offering registration statement concerning the underwriters' activities in connection with the underwriting of the Company's Common Shares to the public. The actions seek rescission of the plaintiff's alleged purchases of Company Common Shares and other damages and costs associated with the litigation. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 100 other companies. The Company believes it has meritorious defenses to these lawsuits and will vigorously defend itself.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

      Not applicable

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

      Not applicable

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable

ITEM 5:  OTHER INFORMATION

      Not applicable

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Restricted Share Agreement by and between the Company and Vikas Kapoor, dated as of October 5, 2001 (incorporated by reference to Exhibit 99.3 to the October 31, 2001 8-K)

(b)      Reports on Form 8-K

         The Company filed a Report on Form 8-K dated October 31, 2001 announcing Vikas Kapoor as the Chief Executive Officer of the Company and certain subsidiaries of the Company.

================================================================================

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




February 13, 2002                           Delano Technology Corporation




      /s/ Vikas Kapoor                      Chief Executive Officer
-------------------------------             (Principal Executive Officer)
Vikas Kapoor




      /s/ David Garland                     Vice President, Finance
-------------------------------             (Principal Financial Officer
David Garland                               And Principal Accounting Officer)



================================================================================
                                                                              32